Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1995-08-11
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1995                          0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                           41-1451945
    (State or other jurisdiction     (I.R.S. Employer Identification
 of incorporation or organization)               Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                         (918) 583-1791
             ----------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                              ----     ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                       June 30,   December 31,
                                                         1995         1994
                                                     ----------- -------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .  $  273,274    $   59,992
             Accrued oil and gas sales, including
               $116,146 and $138,468 due from
               related parties (Note 2) . . . . . .     135,518       158,161
                                                     ----------    ----------
                Total current assets  . . . . . . .  $  408,792    $  218,153

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     776,779       885,812

          DEFERRED CHARGE . . . . . . . . . . . . .      51,707        51,707
                                                     ----------    ----------
                                                     $1,237,278    $1,155,672
                                                     ==========    ==========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .  $   13,277    $   39,425
             Gas imbalance payable  . . . . . . . .       9,893         9,893
                                                     ----------    ----------
                Total current liabilities . . . . .  $   23,170    $   49,318

          ACCRUED LIABILITY . . . . . . . . . . . .     127,160       127,160

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               76 units . . . . . . . . . . . . . .      10,870         9,792
             Limited Partners, issued and outstanding,
               7,600 units  . . . . . . . . . . . .   1,076,078       969,402
                                                     ----------    ----------
                Total Partners' capital . . . . . .  $1,086,948    $  979,194
                                                     ----------    ----------
                                                     $1,237,278    $1,155,672
                                                     ==========    ==========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------   ----------

          REVENUES:
             Oil and gas sales, including
               $184,706 and $262,072 of sales
               to related parties (Note 2)  . . . .     $188,788     $283,523
             Interest . . . . . . . . . . . . . . .        2,539        1,477
                                                        --------     --------
                                                        $191,327     $285,000
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 35,082     $ 47,998
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . .      51,519       82,053
             General and administrative (Note 2)  .       24,763       20,023
                                                        --------     --------
                                                        $111,364     $150,074
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 79,963     $134,926
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    800     $  1,349
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 79,163     $133,577
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     10     $     18
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        7,676        7,676
                                                        ========     ========






                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                       ----------   ----------

          REVENUES:
             Oil and gas sales, including
               $342,329 and $581,606 of sales
               to related parties (Note 2)  . . . .     $401,234     $607,246
             Interest . . . . . . . . . . . . . . .        3,706        3,083
                                                        --------     --------
                                                        $404,940     $610,329
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $135,595     $103,131
             Depreciation, depletion, and amortization
               of oil and gas properties .  . . . .      109,033      154,249
             General and administrative (Note 2)  .       52,558       45,701
                                                        --------     --------
                                                        $297,186     $303,081
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $107,754     $307,248
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $  1,078     $  3,072
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $106,676     $304,176
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     14     $     40
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        7,676        7,676
                                                        ========     ========






                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $107,754     $307,248
             Adjustments to reconcile net income to
               net cash provided by operating
               activities:
               Depreciation, depletion, and amortization
                of oil and gas properties  .  . . .      109,033      154,249
               Decrease in accrued oil and gas sales      22,643      120,187
               Decrease in accounts payable . . . .    (  26,148)   (  42,195)
                                                        --------     --------
                Net cash provided by operating
                 activities                             $213,282     $539,489
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     $    -      ($  6,069)
                                                        --------     --------

                Net cash used by investing activities   $    -      ($  6,069)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($575,700)
                                                        --------     --------
                Net cash used by financing activities   $    -      ($575,700)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $213,282    ($ 42,280)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                       59,992      187,098
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $273,274     $144,818
                                                        ========     ========



                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)


          1.   ACCOUNTING POLICIES
               -------------------

               The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco
               Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the
               "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

               Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

               The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

               OIL AND GAS PROPERTIES
               ----------------------

               Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

               The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2.   TRANSACTIONS WITH RELATED PARTIES
               ---------------------------------

               Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $52,558 and $45,701, respectively, of which $35,640 and $35,640 were paid to Dyco.

               Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

               The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $342,329 and $581,606, respectively. At June 30, 1995 accrued oil and gas sales included $116,146 due from Premier.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ----------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                Three months ended June 30,
                                                ---------------------------
                                                      1995     1994
                                                      ----       ----
                  Oil and gas sales                 $188,788   $283,523
                  Oil and gas production expenses   $ 35,082   $ 47,998
                  Barrels produced                        62        429
                  Mcf produced                       139,060    172,718
                  Average price/Bbl                 $  16.52   $  15.97
                  Average price/Mcf                 $   1.35   $   1.60

               As shown in the table, oil and natural gas sales decreased by 33.4% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 367 barrels and 33,658 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in volumes of natural gas sold was primarily a result of a significant gas balancing adjustment on one of the Program's wells during the three months ended June 30, 1994. The decrease in volumes of oil sold was primarily a result of positive prior period volume adjustments from a purchaser on one of the Program's wells during the three months ended June 30, 1994. Average natural gas prices decreased to $1.35 per Mcf for the three months ended June 30, 1995 from $1.60 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $16.52 per barrel for the three months ended June 30, 1995 from $15.97 per barrel for the similar period in 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,916 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 18.6% for the three months ended June 30, 1995 from 17.0% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $30,534 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 and a significant increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 27.3% for the three months ended June 30, 1995 compared to 28.9% for the three months ended June 30, 1994.

               General and administrative expenses increased $4,740 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.1% for the three months ended June 30, 1995 as compared to 7.1% for the three months ended June 30, 1994. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the similar period in 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                Six months ended June 30,
                                                -------------------------
                                                       1995       1994
                                                       ----       ----
                  Oil and gas sales                 $401,234    $607,246
                  Oil and gas production expenses   $135,595    $103,131
                  Barrels produced                       289         738
                  Mcf produced                       308,258     342,579
                  Average price/Bbl                 $  17.74    $  14.96
                  Average price/Mcf                 $   1.28    $   1.74

               As shown in the table, oil and natural gas sales decreased by 33.9% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased by 449 barrels and 34,321 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in volumes of oil sold was primarily a result of positive prior period volume adjustments from a purchaser on one well during the six months ended June 30, 1994. The decrease in the volumes of natural gas sold was primarily a result of a significant gas balancing adjustment on one of the Program's wells during the six months ended June 30, 1994. Average natural gas prices decreased to $1.28 per Mcf for the six months ended June 30, 1995 from $1.74 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $17.74 per barrel for the six months ended June 30, 1995 from $14.96 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,464 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase was primarily due to workover charges incurred on two wells during the six months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 33.8% for the six months ended June 30, 1995 from 17.0% for the six months ended June 30, 1994. This percentage increase resulted primarily from the increase in production expenses related to workover charges as discussed above and a decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $45,216 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 and a significant increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense increased to 27.2% for the six months ended June 30, 1995 from 25.4% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the similar period in 1994.

               General and administrative expenses increased $6,857 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.1% for the six months ended June 30, 1995 as compared to 7.5% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

               On November 4, 1993, Brumark Corporation and certain related parties filed a lawsuit against Dyco and its affiliates in which the plaintiffs alleged that the Davis #1-7 well is draining the reserves of the field in which it is located and that Dyco and its affiliates have conducted manipulative wellbore flow tests to create the illusion of higher capacity in the field. (Brumark corporation, et al. v. Samson Resources Company, et al., CIV-93-1962-C, United States District Court for the Western District of Oklahoma). The Program has an approximate 23.5% working interest in the Davis #1-7 well. The lawsuit asserts causes of action of conversion and fraud and claims entitlement to approximately $4.6 million attributable to gas sold from 1984 to 1992. On February 25, 1994, the district court granted Dyco's motion to dismiss the plaintiffs' complaint. Plaintiffs appealed the matter to the U.S. Tenth Circuit Court of Appeals, and on June 13, 1995 the Tenth Circuit Court of Appeals entered an order affirming the district court's dismissal of the plaintiff's complaint.

               Except for the foregoing, to the knowledge of the management of Dyco and the Program, neither Dyco, the Program, nor the Program's properties are subject to any litigation, the results of which would have a material effect on the Program's or Dyco's financial condition or operations.


          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP

                                        (Registrant)


                                        By:  DYCO PETROLEUM CORPORATION
                                             General Partner




          Date:      August 10, 1995    By:       /s/Dennis R. Neill
                                             -------------------------
                                                  (Signature)
                                              Dennis R. Neill
                                              Senior Vice President



          Date:      August 10, 1995    By:        /s/Patrick M. Hall
                                             -------------------------
                                                  (Signature)
                                              Patrick M. Hall
                                              Senior Vice President -
                                              Controller
                                              Principal Accounting Officer