Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1983-1
filed 1995-08-24
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1995                            0-12052



                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



          Minnesota                              41-1451945
     (State or other jurisdiction            (I.R.S.          Employer
Identification
       of incorporation or organization)                   Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                        (Unaudited)

                                          ASSETS
                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .   $  165,104   $   59,992
             Accrued oil and gas sales, including
               $93,262 and $138,468 due from
               related parties (Note 2) . . . . . .      125,700      158,161
                                                      ----------   ----------
                Total current assets  . . . . . . .   $  290,804   $  218,153

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      828,298      885,812

          DEFERRED CHARGE . . . . . . . . . . . . .       51,707       51,707
                                                      ----------   ----------
                                                      $1,170,809   $1,155,672
                                                      ==========   ==========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .   $   26,771   $   39,425
             Gas imbalance payable  . . . . . . . .        9,893        9,893
                                                      ----------   ----------
                Total current liabilities . . . . .   $   36,664   $   49,318

          ACCRUED LIABILITY . . . . . . . . . . . .      127,160      127,160

          CONTINGENCY (NOTE 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               76 units . . . . . . . . . . . . . .       10,070        9,792
             Limited Partners, issued and outstanding,
               7,600 units  . . . . . . . . . . . .      996,915      969,402
                                                      ----------   ----------
                Total Partners' capital . . . . . .   $1,006,985   $  979,194
                                                      ----------   ----------
                                                      $1,170,809   $1,155,672
                                                      ==========   ==========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $157,623 and $319,534 of sales
               to related parties (Note 2)  . . . .     $212,446     $323,723
             Interest . . . . . . . . . . . . . . .        1,167        1,606
                                                        --------     --------
                                                        $213,613     $325,329
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $100,513     $ 55,133
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       57,514       72,196
             General and administrative (Note 2)  .       27,795       25,678
                                                        --------     --------
                                                        $185,822     $153,007
                                                        --------     --------
          NET INCOME  . . . . . . . . . . . . . . .     $ 27,791     $172,322
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    278     $  1,723
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 27,513     $170,599
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      4     $     22
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        7,676        7,676
                                                        ========     ========

                    The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 27,791     $172,322
             Adjustments to reconcile net income to
               net cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       57,514       72,196
               Decrease in accrued oil and gas sales      32,461       57,954
               Decrease in accounts payable . . . .    (  12,654)   (  42,221)
                                                        --------     --------
                Net cash provided by operating
                                    activities          $105,112     $260,251
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:

                Net cash used by investing activities   $    -       $    -
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($307,040)
                                                        --------     --------
                Net cash used by financing activities   $    -      ($307,040)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $105,112    ($ 46,789)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                       PERIOD             59,992      187,098
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIO     $165,104     $140,309
                                                        ========     ========

                     The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)


          1.   ACCOUNTING POLICIES
               -------------------

               The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

               Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2.   TRANSACTIONS WITH RELATED PARTIES
               ---------------------------------

               Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $27,795 and $25,678, respectively, of which $17,820 and $17,820 were paid to Dyco.

               Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

               The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $157,623 and $319,534, respectively. At March 31, 1995 accrued oil and gas sales included $93,262 due from Premier.


          3.   CONTINGENCY
               -----------

               On November 4, 1993, Brumark Corporation and certain related parties filed a lawsuit against Dyco and its affiliates in which the plaintiffs alleged that one of the Program's wells is draining the reserves of the field in which it is located and that Dyco and its affiliates have conducted manipulative wellbore flow tests to create the illusion of higher capacity in the field. The lawsuit asserts causes of action of conversion and fraud and claims entitlement to approximately $4.6 million attributable to gas sold from 1984 to 1992. On February 25, 1994, the district court granted Dyco's motion to dismiss the plaintiffs' complaint. Plaintiffs have appealed the matter to the U.S. Tenth Circuit Court of Appeals, where the parties are currently filing briefs in support of their respective positions. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program.

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

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                 Three Months ended March 31,
                                                 ---------------------------
                                                     1995          1994
                                                     ----          ----
                  Oil and gas sales                $212,446      $323,723
                  Oil and gas production expenses  $100,513      $ 55,133
                  Barrels produced                      227           309
                  Mcf produced                      169,198       169,861
                  Average price/Bbl                $  18.07      $  13.56
                  Average price/Mcf                $   1.23      $   1.88

               As shown in the table, oil and natural gas sales decreased by 34.4% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased slightly by 82 barrels and 663 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Average natural gas prices decreased to $1.23 per Mcf for the three months ended March 31, 1995 from $1.88 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $18.07 per barrel for the three months ended March 31, 1995 from $13.56 per barrel for the similar period in 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $45,380 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar increase was primarily due to workover charges incurred on two wells during the three months ended March 31, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 47.3% for the three months ended March 31, 1995 from 17.0% for the three months ended March 31, 1994. This percentage increase resulted primarily from the increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the similar period in 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $14,682 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily due to a significant increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense increased 27.1% for the three months ended March 31, 1995 from 22.3% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by the dollar decrease in depreciation, depletion, and amortization expense resulting from the increase in the estimate of the Program's remaining natural gas reserves as discussed above.

               General and administrative expenses increased slightly by $2,117 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 13.1% for the three months ended March 31, 1995 as compared to 7.9% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

                             PART II:  OTHER INFORMATION


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


                       DYCO OIL AND GAS PROGRAM  1983-1 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




 Date:      August 24, 1995    By:        /s/Dennis R. Neill
                                          ------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          Senior Vice President



 Date:      August 24, 1995    By:        /s/Patrick M. Hall
                                          ------------------------------
                                          (Signature)
                                          Patrick M. Hall
                                          Senior   Vice   President    -
                                             Controller
                                          Principal Accounting Officer