Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1995-11-13
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                           0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                            41-1451945
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)             Number)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                          September 30, December 31,
                                              1995            1994
                                          ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .  $  137,507    $   59,992
   Accrued oil and gas sales, including
     $87,621 and $138,468 due from
     related parties (Note 2) . . . . . .     101,708       158,161
                                           ----------    ----------
      Total current assets  . . . . . . .  $  239,215    $  218,153

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     742,739       885,812

DEFERRED CHARGE . . . . . . . . . . . . .      51,707        51,707
                                           ----------    ----------
                                           $1,033,661    $1,155,672
                                           ==========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .  $   11,064    $   39,425
   Gas imbalance payable  . . . . . . . .       9,893         9,893
                                           ----------    ----------
      Total current liabilities . . . . .  $   20,957    $   49,318

ACCRUED LIABILITY . . . . . . . . . . . .     127,160       127,160

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     76 units . . . . . . . . . . . . . .       8,855         9,792
   Limited Partners, issued and outstanding,
     7,600 units  . . . . . . . . . . . .     876,689       969,402
                                           ----------    ----------
      Total Partners' capital . . . . . .  $  885,544    $  979,194
                                           ----------    ----------
                                           $1,033,661    $1,155,672
                                           ==========    ==========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------   ----------

REVENUES:
   Oil and gas sales, including
     $103,145 and $236,455 of sales
     to related parties (Note 2)  . . . .     $115,847     $247,305
   Interest . . . . . . . . . . . . . . .        3,026        1,613
                                              --------     --------
                                              $118,873     $248,918
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 36,995     $ 54,780
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       33,049       33,674
   General and administrative (Note 2)  .       19,953       19,790
                                              --------     --------
                                              $ 89,997     $108,244
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 28,876     $140,674
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    288     $  1,407
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 28,588     $139,267
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      4     $     18
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        7,676        7,676
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                             ----------   ----------

REVENUES:
   Oil and gas sales, including
     $445,474 and $818,061 of sales
     to related parties (Note 2)  . . . .     $517,081     $854,551
   Interest . . . . . . . . . . . . . . .        6,732        4,696
                                              --------     --------
                                              $523,813     $859,247
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $172,590     $157,911
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .      142,082      187,923
   General and administrative (Note 2)  .       72,511       65,491
                                              --------     --------
                                              $387,183     $411,325
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $136,630     $447,922
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $  1,366     $  4,479
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $135,264     $443,443
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     18     $     58
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        7,676        7,676
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $136,630     $447,922
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties . . . .   142,082      187,923
     Decrease in accrued oil and gas sales      56,453      125,260
     Decrease in accounts payable . . . .    (  28,361)   (  42,659)
     Decrease in gas imbalance payable  .          -      (   5,140)
     Increase in accrued liability  . . .          -            317
                                              --------     --------
      Net cash provided by operating
        activities  . . . . . . . . . . .     $306,804     $713,623
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     $    -      ($  9,360)
   Retirements of oil and gas properties           991          -
                                              --------     --------
      Net cash provided (used) by investing
        activities  . . . . . . . . . . .     $    991    ($  9,360)
                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($230,280)   ($805,980)
                                              --------     --------
      Net cash used by financing
        activities  . . . . . . . . . . .    ($230,280)   ($805,980)
                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .     $ 77,515    ($101,717)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD  . . . . . . . . . . . . . .       59,992      187,098
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD  . . . . . . . . . . . . . .     $137,507     $ 85,381
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 such expenses totaled $19,953 and $19,790, respectively, of which $17,820 and $17,820 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $72,511 and $65,491, respectively, of which $53,460 and $53,460 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $103,145 and $236,455, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $445,474 and $818,061, respectively. At September 30, 1995 accrued oil and gas sales included $87,621 due from Premier.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $115,847       $247,305
        Oil and gas production
         expenses                     $ 36,995       $ 54,780
        Barrels produced                   207            349
        Mcf produced                   105,711        165,779
        Average price/Bbl             $  17.22       $  16.36
        Average price/Mcf             $   1.06       $   1.46

     As shown in the table, oil and natural gas sales decreased by 53.2% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased by 142 barrels and 60,068 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in volumes of oil and natural gas sold resulted from (i) decreased production as a result of one of the Program's wells that is incapable of producing and was in the process of being plugged and abandoned during the three months ended September 30, 1995 and (ii) positive prior period volume adjustments from a purchaser on another of the Program's wells during the three months ended September 30, 1994. Average natural gas prices decreased to $1.06 per Mcf for the three months ended September 30, 1995 from $1.46 per Mcf for the three months ended September 30, 1994, while average oil prices increased to $17.22 per barrel for the three months ended September 30, 1995 from $16.36 per barrel for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,795 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from workover charges incurred on one of the Program's wells during the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 31.9% for the three months ended September 30, 1995 from 22.2% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the similar period in 1994.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 28.5% for the three months ended September 30, 1995 from 13.6% for the three months ended September 30, 1994. This percentage increase resulted primarily from the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 17.2% for the three months ended September 30, 1995 as compared to 8.0% for the three months ended September 30, 1994. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE
     MONTHS ENDED SEPTEMBER 30, 1994.

                                  Nine months ended September 30,
                                  -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $517,081       $854,551
        Oil and gas production
           expenses                   $172,590       $157,911
        Barrels produced                   496          1,087
        Mcf produced                   413,969        508,358
        Average price/Bbl             $  17.52       $  15.41
        Average price/Mcf             $   1.23       $   1.65

     As shown in the table, oil and natural gas sales decreased by 39.5% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold, partially offset by the increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased by 591 barrels and 94,389 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in volumes of oil and natural gas sold was primarily a result of (i) positive prior period volume adjustments from a purchaser on several wells during the nine months ended September 30, 1994 and (ii) decreased production from another well that is incapable of producing and was in the process of being plugged and abandoned during the nine months ended September 30, 1995. Average natural gas prices decreased to $1.23 per Mcf for the nine months ended September 30, 1995 from $1.65 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $17.52 per barrel for the nine months ended September 30, 1995 from $15.41 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,679 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase was primarily due to workover charges incurred on one well to improve the recovery of reserves and plugging and abandonment charges on another well during the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 33.4% for the nine months ended September 30, 1995 from 18.5% for the nine months ended September 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses as discussed above and a decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $45,841 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the nine months ended

     September 30, 1995 as compared to the nine months ended September 30, 1994 and an increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense increased to 27.5% for the nine months ended September 30, 1995 from 22.0% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $7,020 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 14.0% for the nine months ended September 30, 1995 as compared to 7.7% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold and decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION
                              General Partner




Date: November 13, 1995  By:        /s/Dennis R. Neill
                                   -------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date: November 13, 1995  By:       /s/Patrick M. Hall
                                   -----------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President -Controller
                                   Principal Accounting Officer