Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1983-1
filed 1996-05-10
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1996                             0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                       41-1451945
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)             Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                             March 31,  December 31,
                                               1996         1995
                                            ---------- -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .   $  119,214   $  173,345
   Accrued oil and gas sales, including
     $101,934 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      130,218      119,412
                                            ----------   ----------
      Total current assets  . . . . . . .   $  249,432   $  292,757

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      767,306      782,694

DEFERRED CHARGE . . . . . . . . . . . . .       65,964       65,964
                                            ----------   ----------
                                            $1,082,702   $1,141,415
                                            ==========   ==========
                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .   $    9,364   $    8,531
   Gas imbalance payable  . . . . . . . .       90,223       90,223
                                            ----------   ----------
      Total current liabilities . . . . .   $   99,587   $   98,754

ACCRUED LIABILITY . . . . . . . . . . . .      181,682      181,682

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     76 units . . . . . . . . . . . . . .        8,015        8,610
   Limited Partners, issued and outstanding,
     7,600 units  . . . . . . . . . . . .      793,418      852,369
                                            ----------   ----------
      Total Partners' capital . . . . . .   $  801,433   $  860,979
                                            ----------   ----------
                                            $1,082,702   $1,141,415
                                            ==========   ==========


                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                             ----------   ----------
REVENUES:
   Oil and gas sales, including
     $157,623 of sales to related
     parties in 1995 (Note 2) . . . . . .     $260,469     $212,446
   Interest . . . . . . . . . . . . . . .        2,070        1,167
                                              --------     --------
                                              $262,539     $213,613
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 48,848     $100,513
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    53,845       57,514
   General and administrative (Note 2)  .       27,492       27,795
                                              --------     --------
                                              $130,185     $185,822
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $132,354     $ 27,791
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $  1,324     $    278
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $131,030     $ 27,513
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     17     $      4
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        7,676        7,676
                                              ========     ========

                 The accompanying condensed notes are an
              integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $132,354     $ 27,791
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       53,845       57,514
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (  10,806)      32,461
     Increase (decrease) in accounts
     payable  . . . . . . . . . . . . . .          833    (  12,654)
                                              --------     --------
      Net cash provided by operating
       activities . . . . . . . . . . . .     $176,226     $105,112
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 38,457)    $    -
                                              --------     --------

      Net cash used by investing
       activities . . . . . . . . . . . .    ($ 38,457)    $    -
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($191,900)    $    -
                                              --------     --------
      Net cash used by financing
       activities . . . . . . . . . . . .    ($191,900)    $    -
                                              --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 54,131)    $105,112

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .      173,345       59,992
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $119,214     $165,104
                                              ========     ========

                  The accompanying condensed notes are an
                 integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 such expenses totaled $27,492 and $27,795, respectively, of which $17,820 and $17,820 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales totaled $157,623. At December 31, 1995, accrued oil and gas sales included $101,934 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

RESULTS OF OPERATIONS
- ----------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                     ----------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $260,469       $212,446
        Oil and gas production
        expenses                      $ 48,848       $100,513
        Barrels produced                   193            227
        Mcf produced                   159,420        169,198
        Average price/Bbl             $  17.01       $  18.07
        Average price/Mcf             $   1.61       $   1.23

     As shown in the table, oil and natural gas sales increased 22.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in the average price of natural gas sold, partially offset by the decrease in the volumes of oil and natural gas sold and the decrease in the average price of oil sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased by 34 barrels and 9,778 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. These volume decreases were primarily due to the normal decline in production from diminished oil and natural gas reserves. Average natural gas prices increased to $1.61 per Mcf for the three months ended March 31, 1996 from $1.23 per Mcf for the three months ended March 31, 1995, while the average price of oil sold decreased to $17.01 per barrel for the three months ended March 31, 1996 from

     $18.07 per barrel for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $51,665 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease resulted primarily from workovers on several wells during the three months ended March 31, 1995 and compression expenses on another well during the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended March 31, 1996 from 47.3% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the dollar decrease in production expenses as discussed above and the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,669 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and an upward revision in the estimate of the 1983-1 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 20.7% for the three months ended March 31, 1996 from 27.1% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses decreased slightly during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.6% for the three months ended March 31, 1996 from 13.1% for the three months ended March 31, 1995. This percentage decrease was primarily the result of the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:      May 9, 1996        By:        /s/Dennis R. Neill
                                   --------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:      May 9, 1996        By:        /s/Patrick M. Hall
                                   -------------------------

                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.