Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1996-08-07
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended               Commission File Number
        June 30, 1996                           0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                      41-1451945
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
          organization)



    Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                        ---------- ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  533,591   $  173,345
  Accrued oil and gas sales, including
   $101,934 due from related parties
   in 1995 (Note 2)                        118,943      119,412
                                        ----------   ----------
     Total current assets               $  652,534   $  292,757

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     692,861      782,694

DEFERRED CHARGE                             65,964       65,964
                                        ----------   ----------
                                        $1,411,359   $1,141,415
                                        ==========   ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $   11,937   $    8,531
  Gas imbalance payable                     90,223       90,223
                                        ----------   ----------
     Total current liabilities          $  102,160   $   98,754

ACCRUED LIABILITY                          181,682      181,682

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 76 units                    11,275        8,610
  Limited Partners, issued and
   outstanding 7,600 units               1,116,242      852,369
                                        ----------   ----------
     Total Partners' capital            $1,127,517   $  860,979
                                        ----------   ----------
                                        $1,411,359   $1,141,415
                                        ==========   ==========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $184,706 of sales to related
   parties in 1995 (Note 2)             $615,839      $188,788
  Interest                                 1,075         2,539
                                        --------      --------
                                        $616,914      $191,327

COST AND EXPENSES:
  Oil and gas production                $116,372      $ 35,082
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            150,898        51,519
  General and administrative (Note 2)     23,560        24,763
                                        --------      --------
                                        $290,830      $111,364
                                        --------      --------

NET INCOME                              $326,084      $ 79,963
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  3,261      $    800
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $322,823      $ 79,163
                                        ========      ========
NET INCOME PER UNIT                     $     42      $     10
                                        ========      ========
UNITS OUTSTANDING                          7,676         7,676
                                        ========      ========

              The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $342,329 of sales to related
   parties in 1995 (Note 2)             $876,308      $401,234
  Interest                                 3,145         3,706
                                        --------      --------
                                        $879,453      $404,940

COST AND EXPENSES:
  Oil and gas production                $165,220      $135,595
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            204,743       109,033
  General and administrative (Note 2)     51,052        52,558
                                        --------      --------
                                        $421,015      $297,186
                                        --------      --------

NET INCOME                              $458,438      $107,754
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  4,584      $  1,078
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $453,854      $106,676
                                        ========      ========
NET INCOME PER UNIT                     $     59      $     14
                                        ========      ========
UNITS OUTSTANDING                          7,676         7,676
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $458,438     $107,754
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           204,743      109,033
   Decrease in accrued oil and gas
     sales                                    469       22,643
   Increase (decrease) in accounts
     payable                                3,406    (  26,148)
                                         --------     --------
   Net cash provided by operating
     activities                          $667,056     $213,282
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($114,910)    $    -
                                         --------     --------
   Net cash used by investing
     activities                         ($114,910)    $    -
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($191,900)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($191,900)    $    -
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $360,246     $213,282

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     173,345       59,992
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $533,591     $273,274
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $23,560 and $24,763, respectively, of which $17,820 and $17,820 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $51,052 and $52,558, respectively, of which $35,640 and $35,640 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $184,706. During the six months ended June 30, 1995 these sales totaled $342,329. At December 31, 1995, accrued oil and gas sales included $101,934 due from Premier.

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

RESULTS OF OPERATIONS
- ----------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $615,839        $188,788
      Oil and gas production expenses   $116,372        $ 35,082
      Barrels produced                       147              62
      Mcf produced                       398,286         139,060
      Average price/Bbl                 $  20.88        $  16.52
      Average price/Mcf                 $   1.54        $   1.35

     As shown in the table, oil and natural gas sales increased $427,051 (226.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $399,208 was related to the increase in the volumes of natural gas sold. Volumes of oil and natural gas sold increased by 85 barrels and 259,226 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in the volumes of natural gas sold was primarily due to positive prior period adjustments made by the operator related to one well that reached payout in June of 1993. Average oil and natural gas prices increased to $20.88 per barrel and $1.54 per Mcf for the three months ended June 30, 1996 from averages of $16.52 per barrel and $1.35 per Mcf for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $81,290 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase resulted primarily from a prior period adjustment made by the operator during the three months ended June 30, 1996 which resulted in an increase in ad valorem taxes, compression expenses, surface repairs, and severance taxes pertaining to an increase in ownership due to one well reaching payout status in June of 1993. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.9% for the three months ended June 30, 1996 as compared 18.6% for the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $99,379 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily the result of increases in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, partially offset by an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 24.5% for the three months ended June 30, 1996 from 27.3% for the three months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $1,203 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in printing and postage expenses during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 3.8% for the three months ended June 30, 1996 from 13.1% for the three months ended June 30, 1995. This percentage decrease was primarily the result of the increases in the average prices and volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $876,308        $401,234
      Oil and gas production expenses   $165,220        $135,595
      Barrels produced                       340             289
      Mcf produced                       557,706         308,258
      Average price/Bbl                 $  18.68        $  17.74
      Average price/Mcf                 $   1.56        $   1.28

     As shown in the table, oil and natural gas sales increased $475,074 (118.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $389,139 was a result of the increases in the volumes of natural gas sold and an $86,312 increase was a result of the increase in the average price of natural gas sold. Volumes of oil and natural gas sold increased by 51 barrels and 249,448 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in the volumes of natural gas sold was primarily due to positive prior period adjustments made by the operator related to one well that reached payout in June of 1993. Average oil and natural gas prices increased to $18.68 per barrel and $1.56 per Mcf for the six months ended June 30, 1996 from averages of $17.74 per barrel and $1.28 per Mcf for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,625 for the six months ended June 30, 1996 as compared to the six months ended
     June 30, 1995. This increase resulted primarily from a prior period adjustment made by the operator during the six months ended June 30, 1996 which resulted in an increase in severance taxes pertaining to an increase in ownership due to one well reaching payout status in June of 1993. As a percentage of oil and gas sales, these expenses decreased to 18.9% for the six months ended June 30, 1996 as compared 33.8% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $95,710 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase was primarily the result of increases in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, partially offset by an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.4% for the six months ended June 30, 1996 from 27.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $1,506 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in printing and postage expenses during the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.8% for the six months ended June 30, 1996 from 13.1% for the six months ended June 30, 1995. This percentage decrease was primarily the result of the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 7, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 7, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.