Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1996-10-29
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended               Commission File Number
      September 30, 1996                        0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                      41-1451945
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
          organization)



    Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents               $151,672    $  173,345
  Accrued oil and gas sales, including
   $101,934 due from related parties
   in 1995 (Note 2)                        148,791       119,412
                                          --------    ----------
     Total current assets                 $300,463    $  292,757

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     623,033       782,694

DEFERRED CHARGE                             65,964        65,964
                                          --------    ----------
                                          $989,460    $1,141,415
                                          ========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 14,036    $    8,531
  Gas imbalance payable                     90,223        90,223
                                          --------    ----------
     Total current liabilities            $104,259    $   98,754

ACCRUED LIABILITY                          181,682       181,682

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 76 units                     7,035         8,610
  Limited Partners, issued and
   outstanding, 7,600 units                696,484       852,369
                                          --------    ----------
     Total Partners' capital              $703,519    $  860,979
                                          --------    ----------
                                          $989,460    $1,141,415
                                          ========    ==========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $103,145 of sales to related
   parties in 1995 (Note 2)             $294,601      $115,847
  Interest                                 5,955         3,026
                                        --------      --------
                                        $300,556      $118,873

COST AND EXPENSES:
  Oil and gas production                $ 60,742      $ 36,995
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             67,689        33,049
  General and administrative (Note 2)     20,423        19,953
                                        --------      --------
                                        $148,854      $ 89,997
                                        --------      --------

NET INCOME                              $151,702      $ 28,876
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,517      $    288
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $150,185      $ 28,588
                                        ========      ========
NET INCOME PER UNIT                     $  19.76      $   3.76
                                        ========      ========
UNITS OUTSTANDING                          7,676         7,676
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                       ----------     --------

REVENUES:
  Oil and gas sales, including
   $445,474 of sales to related
   parties in 1995 (Note 2)            $1,170,909     $517,081
  Interest                                  9,100        6,732
                                       ----------     --------
                                       $1,180,009     $523,813

COST AND EXPENSES:
  Oil and gas production               $  225,962     $172,590
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             272,432      142,082
  General and administrative (Note 2)      71,475       72,511
                                       ----------     --------
                                       $  569,869     $387,183
                                       ----------     --------

NET INCOME                             $  610,140     $136,630
                                       ==========     ========
GENERAL PARTNER (1%) - net
  income                               $    6,101     $  1,366
                                       ==========     ========
LIMITED PARTNERS (99%) - net
  income                               $  604,039     $135,264
                                       ==========     ========
NET INCOME PER UNIT                    $    79.52     $  17.80
                                       ==========     ========
UNITS OUTSTANDING                           7,676        7,676
                                       ==========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $610,140     $136,630
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           272,432      142,082
   (Increase) decrease in accrued oil
     and gas sales                      (  29,379)      56,453
   Increase (decrease) in accounts
     payable                                5,505    (  28,361)
                                         --------     --------
   Net cash provided by operating
     activities                          $858,698     $306,804
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($130,531)    $    -
  Retirements of oil and gas
   properties                              17,760          991
                                         --------     --------
   Net cash provided (used) by
     investing activities               ($112,771)    $    991
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($767,600)   ($230,280)
                                         --------     --------
   Net cash used by financing
     activities                         ($767,600)   ($230,280)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 21,673)    $ 77,515

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     173,345       59,992
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $151,672     $137,507
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $20,423 and $19,953, respectively, of which $17,820 and $17,820 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $71,475 and $72,511, respectively, of which $53,460 and $53,460 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $103,145. During the nine months ended September 30, 1995 these sales totaled $445,474. At December 31, 1995, accrued gas sales included $101,934 due from Premier.

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

RESULTS OF OPERATIONS
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $294,601        $115,847
      Oil and gas production expenses   $ 60,742        $ 36,995
      Barrels produced                       164             207
      Mcf produced                       139,198         105,711
      Average price/Bbl                 $  21.90        $  17.22
      Average price/Mcf                 $   2.09        $   1.06

     As shown in the table above, oil and gas sales increased $178,754 (154.3%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $69,988 was related to the increase in the volumes of natural gas sold and $108,882 was related to the increase in the average price of natural gas sold. Volumes of oil sold decreased by 43 barrels, while volumes of natural gas sold increased by 33,487 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the normal decline in production due to diminished oil reserves on one well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in the volumes of natural gas sold resulted primarily from (i) positive prior period adjustments made by the operator during the three months ended September 30, 1996 related to one well that reached payout in June of 1993 and (ii) gas balancing adjustments made by the operator on two wells due to revisions in the estimates of remaining natural gas reserves at December 31, 1995. Average oil and natural gas prices increased to $21.90 per barrel and $2.09 per Mcf, respectively, for the three months ended September 30, 1996 from $17.22 per barrel and $1.06 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $23,747 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from
     (i) increases in the volumes of natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) an increase in severance taxes resulting from the increase in natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the three months ended
     September  30,  1996  from  31.9%  for  the  three  months  ended
     September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $34,640 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily the result of the increase in the volumes of natural gas sold during the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995, partially offset by an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.0% for the three months ended September 30, 1996 from 28.5% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the upward reserve revision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $470 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended September 30, 1996 from 17.2% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------        --------
      Oil and gas sales               $1,170,909        $517,081
      Oil and gas production expenses $  225,962        $172,590
      Barrels produced                       504             496
      Mcf produced                       696,904         413,969
      Average price/Bbl               $    19.73        $  17.52
      Average price/Mcf               $     1.67        $   1.23

     As shown in the table above, oil and gas sales increased $653,828 (126.4%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $472,501 was related to the increase in the volumes of natural gas sold and $182,146 was related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold increased by 8 barrels and 282,935 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase in the volumes of natural gas sold was primarily due to positive prior period adjustments made by the operator during the nine months ended September 30, 1996 related to one well that reached payout in June of 1993. Average oil and natural gas prices increased to $19.73 per barrel and $1.67 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.52 per barrel and $1.23 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $53,372 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in severance taxes resulting from the increase in natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 19.3% for the nine months ended September 30, 1996 from 33.4% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $130,350 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase was primarily the result of the increase in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.3% for the nine months ended September 30, 1996 from 27.5% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the upward reserve revision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the nine months ended September 30, 1996 from 14.0% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 29, 1996       By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 29, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.