Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1997-08-07
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended               Commission File Number
        June 30, 1997                           0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                      41-1451945
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
          organization)



    Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997          1996
                                         ---------   ------------
CURRENT ASSETS:
  Cash and cash equivalents               $125,030    $  274,917
  Accrued oil and gas sales                139,085       237,830
                                          --------    ----------
     Total current assets                 $264,115    $  512,747

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     569,656       684,764

DEFERRED CHARGE                             31,202        31,202
                                          --------    ----------
                                          $864,973    $1,228,713
                                          ========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  9,666    $   17,529
  Gas imbalance payable                     57,521        57,521
                                          --------    ----------
     Total current liabilities            $ 67,187    $   75,050

ACCRUED LIABILITY                          126,079       126,079

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 76 units                     6,717        10,276
  Limited Partners, issued and
   outstanding, 7,600 units                664,990     1,017,308
                                          --------    ----------
     Total Partners' capital              $671,707    $1,027,584
                                          --------    ----------
                                          $864,973    $1,228,713
                                          ========    ==========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $191,964      $615,839
  Interest                                 2,814         1,075
                                        --------      --------
                                        $194,778      $616,914

COST AND EXPENSES:
  Oil and gas production                $ 61,636      $116,372
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             27,294       150,898
  General and administrative (Note 2)     21,513        23,560
                                        --------      --------
                                        $110,443      $290,830
                                        --------      --------

NET INCOME                              $ 84,335      $326,084
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    843      $  3,261
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 83,492      $322,823
                                        ========      ========
NET INCOME PER UNIT                     $  10.99      $  42.48
                                        ========      ========
UNITS OUTSTANDING                          7,676         7,676
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $487,762      $876,308
  Interest                                 5,974         3,145
                                        --------      --------
                                        $493,736      $879,453

COST AND EXPENSES:
  Oil and gas production                $104,965      $165,220
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            114,983       204,743
  General and administrative (Note 2)     53,965        51,052
                                        --------      --------
                                        $273,913      $421,015
                                        --------      --------

NET INCOME                              $219,823      $458,438
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  2,198      $  4,584
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $217,625      $453,854
                                        ========      ========
NET INCOME PER UNIT                     $  28.64      $  59.72
                                        ========      ========
UNITS OUTSTANDING                          7,676         7,676
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $219,823     $458,438
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           114,983      204,743
   Decrease in accrued oil and gas
     sales                                 98,745          469
   Increase (decrease) in accounts
     payable                            (   7,863)       3,406
                                         --------     --------
   Net cash provided by operating
     activities                          $425,688     $667,056
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    125     $    -
  Additions to oil and gas properties         -      ( 114,910)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    125    ($114,910)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($575,700)   ($191,900)
                                         --------     --------
   Net cash used by financing
     activities                         ($575,700)   ($191,900)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($149,887)    $360,246

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     274,917      173,345
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $125,030     $533,591
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $21,513 and $23,560, respectively, of which $17,820 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $53,965 and $51,052, respectively, of which $35,640 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $191,964        $615,839
      Oil and gas production expenses   $ 61,636        $116,372
      Barrels produced                       166             147
      Mcf produced                       107,633         398,286
      Average price/Bbl                 $  20.13        $  20.88
      Average price/Mcf                 $   1.75        $   1.54

     As shown in the table above, total oil and gas sales decreased $423,875 (68.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $448,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $23,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 19 barrels, while volumes of gas sold decreased 290,653 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from a positive prior period ownership adjustment made by the operator during the three months ended June 30, 1996 related to one well which reached payout in June of 1993. Average oil prices decreased to $20.13 per barrel for the three months ended June 30, 1997 from $20.88 per barrel for the three months ended June 30, 1996. Average gas prices increased to $1.75 per Mcf for the three months ended June 30, 1997 from $1.54 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $54,736 (47.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, partially offset by workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 32.1% for the three months ended June 30, 1997 from 18.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the increase in workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $123,604 (81.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 14.2% for the three months ended June 30, 1997 from 24.5% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $2,047 (8.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 11.2% for the three months ended June 30, 1997 as compared to 3.8% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $487,762        $876,308
      Oil and gas production expenses   $104,965        $165,220
      Barrels produced                       223             340
      Mcf produced                       220,110         557,706
      Average price/Bbl                 $  21.19        $  18.68
      Average price/Mcf                 $   2.19        $   1.56

     As shown in the table above, total oil and gas sales decreased $388,546 (44.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $527,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $139,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 117 barrels and 337,596 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from a normal decline in production due to diminished oil reserves on one well. The decrease in volumes of gas sold resulted primarily from a positive prior period ownership adjustment made by the operator during the six months ended June 30, 1996 related to one well which reached payout in June of 1993. Average oil and gas prices increased to $21.19 per barrel and $2.19 per Mcf, respectively, for the six months ended June 30, 1997 from $18.68 per barrel and $1.56 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $60,255 (36.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and
     (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, partially offset by workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 21.5% for the six months ended June 30, 1997 from 18.9% for the six months ended June 30, 1996. This percentage increase was primarily due to the increase in workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $89,760 (43.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 23.6% for the six months ended June 30, 1997 as compared to 23.4% for the six months ended June 30, 1996.

     General and administrative expenses increased $2,913 (5.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in both professional and filing fees during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 11.1% for the six months ended June 30, 1997 as compared to 5.8% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 7, 1997        By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 7, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.