Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1997-11-03
CIK 719958

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended               Commission File Number
      September 30, 1997                        0-12052


                    DYCO OIL AND GAS PROGRAM 1983-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                      41-1451945
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
          organization)



    Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                      September 30,   December 31,
                                          1997           1996
                                      -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents               $134,248    $  274,917
  Accrued oil and gas sales                146,065       237,830
                                          --------    ----------
     Total current assets                 $280,313    $  512,747

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     527,052       684,764

DEFERRED CHARGE                             31,202        31,202
                                          --------    ----------
                                          $838,567    $1,228,713
                                          ========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 10,127    $   17,529
  Gas imbalance payable                     57,521        57,521
                                          --------    ----------
     Total current liabilities            $ 67,648    $   75,050

ACCRUED LIABILITY                          126,079       126,079

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 76 units                     6,449        10,276
  Limited Partners, issued and
   outstanding, 7,600 units                638,391     1,017,308
                                          --------    ----------
     Total Partners' capital              $644,840    $1,027,584
                                          --------    ----------
                                          $838,567    $1,228,713
                                          ========    ==========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $221,508      $294,601
  Interest                                 2,189         5,955
                                        --------      --------
                                        $223,697      $300,556

COST AND EXPENSES:
  Oil and gas production                $ 35,985      $ 60,742
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             39,703        67,689
  General and administrative (Note 2)     21,356        20,423
                                        --------      --------
                                        $ 97,044      $148,854
                                        --------      --------

NET INCOME                              $126,653      $151,702
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,267      $  1,517
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $125,386      $150,185
                                        ========      ========
NET INCOME PER UNIT                     $  16.50      $  19.76
                                        ========      ========
UNITS OUTSTANDING                          7,676         7,676
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------     ----------

REVENUES:
  Oil and gas sales                     $709,270     $1,170,909
  Interest                                 8,163          9,100
                                        --------     ----------
                                        $717,433     $1,180,009

COST AND EXPENSES:
  Oil and gas production                $140,950     $  225,962
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            154,686        272,432
  General and administrative (Note 2)     75,321         71,475
                                        --------     ----------
                                        $370,957     $  569,869
                                        --------     ----------

NET INCOME                              $346,476     $  610,140
                                        ========     ==========
GENERAL PARTNER (1%) - net
  income                                $  3,465     $    6,101
                                        ========     ==========
LIMITED PARTNERS (99%) - net
  income                                $343,011     $  604,039
                                        ========     ==========
NET INCOME PER UNIT                     $  45.14     $    79.49
                                        ========     ==========
UNITS OUTSTANDING                          7,676          7,676
                                        ========     ==========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $346,476     $610,140
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           154,686      272,432
   (Increase) decrease in accrued oil
     and gas sales                         91,765    (  29,379)
   Increase (decrease) in accounts
     payable                            (   7,402)       5,505
                                         --------     --------
   Net cash provided by operating
     activities                          $585,525     $858,698
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  3,778     $ 17,760
  Additions to oil and gas properties   (     752)   ( 130,531)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  3,026    ($112,771)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($729,220)   ($767,600)
                                         --------     --------
   Net cash used by financing
     activities                         ($729,220)   ($767,600)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($140,669)   ($ 21,673)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     274,917      173,345
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $134,248     $151,672
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $21,356 and $20,423, respectively, of which $17,820 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $75,321 and $71,475, respectively, of which $53,460 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $221,508        $294,601
      Oil and gas production expenses   $ 35,985        $ 60,742
      Barrels produced                       148             164
      Mcf produced                       138,168         139,198
      Average price/Bbl                 $  18.67        $  21.90
      Average price/Mcf                 $   1.58        $   2.09

     As shown in the table above, total oil and gas sales decreased $73,093 (24.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $70,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 16 barrels and 1,030 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil and gas prices decreased to $18.67 per barrel and $1.58 per Mcf, respectively, for the three months ended September 30, 1997 from $21.90 per barrel and $2.09 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,757 (40.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) negative prior period adjustments made on one well during the three months ended September 30, 1997 and (ii) a decrease in general repair and maintenance expenses incurred on another well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the three months ended September 30, 1997 from 20.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $27,986 (41.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 17.9% for the three months ended September

     30, 1997 from 23.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.6% for the three months ended September 30, 1997 from 6.9% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    ------------------------------
                                          1997           1996
                                        --------      ----------
      Oil and gas sales                 $709,270      $1,170,909
      Oil and gas production expenses   $140,950      $  225,962
      Barrels produced                       371             504
      Mcf produced                       358,278         696,904
      Average price/Bbl                 $  20.19      $    19.73
      Average price/Mcf                 $   1.96      $     1.67

     As shown in the table above, total oil and gas sales decreased $461,639 (39.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $566,000 was related to a decrease in the volumes of gas sold, partially offset by an increase of approximately $104,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 133 barrels and 338,626 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from a normal decline in production due to diminished oil reserves on one well. The decrease in volumes of gas sold resulted primarily from a positive prior period ownership adjustment made by the operator during the nine months ended September 30, 1996 related to one well which reached payout in June of 1993. Average oil and gas prices increased to $20.19 per barrel and $1.96 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.73 per barrel and $1.67 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $85,012 (37.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, this expense remained relatively constant at 19.9% for the nine months ended September 30, 1997 as compared to 19.3% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $117,746 (43.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.8% for the nine months ended September 30, 1997 from 23.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses increased $3,846 (5.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expense during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.6% for the nine months ended September 30, 1997 from 6.1% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.