Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1983-1
filed 1998-05-05
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                                 0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $125,707          $256,491
   Accrued oil and gas sales                     110,379           143,325
   Accounts receivable - General
      Partner (Note 2)                            31,645                 -
                                                --------          --------
      Total current assets                      $267,731          $399,816

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          418,171           486,277

DEFERRED CHARGE                                   26,705            26,705
                                                --------          --------
                                                $712,607          $912,798
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 21,332          $  8,036
   Gas imbalance payable                          23,034            23,034
                                                --------          --------
      Total current liabilities                 $ 44,366          $ 31,070

ACCRUED LIABILITY                                141,941           141,941

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 76 units                        5,263             7,398
   Limited Partners, issued and
      outstanding, 7,600 units                   521,037           732,389
                                                --------          --------
      Total Partners' capital                   $526,300          $739,787
                                                --------          --------
                                                $712,607          $912,798
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $159,250          $295,798
   Interest                                        3,654             3,160
                                                --------          --------
                                                $162,904          $298,958
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 44,226          $ 43,329
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  33,074            87,689
   General and administrative
      (Note 2)                                    30,431            32,452
                                                --------          --------
                                                $107,731          $163,470
                                                --------          --------

NET INCOME                                      $ 55,173          $135,488
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    552          $  1,355
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 54,621          $134,133
                                                ========          ========
NET INCOME PER UNIT                             $   7.19          $  17.65
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997

                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 55,173          $135,488
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                33,074            87,689
      Decrease in accrued oil and
        gas sales                                 32,946            82,734
      Increase in accounts receivable -
        General Partner                        (  31,645)                -
      Increase (decrease) in accounts
        payable                                   13,296         (   7,200)
                                                --------          --------
      Net cash provided by operating
        activities                              $102,844          $298,711
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 35,032          $    125
                                                --------          --------
   Net cash provided by investing
      activities                                $ 35,032          $    125
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($268,660)        ($345,420)
                                                --------          --------
   Net cash used by financing
      activities                               ($268,660)        ($345,420)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($130,784)        ($ 46,584)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           256,491           274,917
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $125,707          $228,333
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the Program incurred such expenses totaling $30,431 and $32,452 respectively, of which $17,820 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The receivable from the General Partner at March 31, 1998 represents proceeds due to the Program from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Program's Statement of Cash Flows for the first quarter of 1998 includes proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Program's cash distributions, if any, to be paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

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

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $159,250         $295,798
      Oil and gas production expenses             $ 44,226         $ 43,329
      Barrels produced                                 132               57
      Mcf produced                                  79,620          112,477
      Average price/Bbl                           $  14.64         $  24.28
      Average price/Mcf                           $   1.98         $   2.62

      As shown in the table above, total oil and gas sales decreased $136,548 (46.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $86,000 was related to a decrease in volumes of gas sold and approximately

     $51,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 75 barrels, while volumes of gas sold decreased 32,857 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one well during a portion of the three months ended March 31, 1998 in order to increase production capabilities and (ii) normal declines in production on several wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $14.64 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1998 from $24.28 per barrel and $2.62 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $897 (2.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from workover expenses incurred on one well during the three months ended March 31, 1998 in order to improve the recovery of reserves, which amount was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 27.8% for the three months ended March 31, 1998 from 14.6% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in the average price of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $54,615 (62.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 20.8% for the three months ended March 31, 1998 from 29.6% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $2,021 (6.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 19.1% for the three months ended March 31, 1998 from 11.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b)    Reports on Form 8-K.

             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1998                 By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1998                 By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.


            All other exhibits are omitted as inapplicable.