Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1998-08-04
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                  0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $203,052          $256,491
   Accrued oil and gas sales                     139,391           143,325
                                                --------          --------
      Total current assets                      $342,443          $399,816

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          378,185           486,277

DEFERRED CHARGE                                   26,705            26,705
                                                --------          --------
                                                $747,333          $912,798
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  8,206          $  8,036
   Gas imbalance payable                          23,034            23,034
                                                --------          --------
      Total current liabilities                 $ 31,240          $ 31,070

ACCRUED LIABILITY                               $141,941          $141,941

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 76 units                     $  5,741          $  7,398
   Limited Partners, issued and
      outstanding, 7,600 units                   568,411           732,389
                                                --------          --------
      Total Partners' capital                   $574,152          $739,787
                                                --------          --------
                                                $747,333          $912,798
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $144,034          $191,964
   Interest                                        2,070             2,814
                                                --------          --------
                                                $146,104          $194,778

COST AND EXPENSES:
   Oil and gas production                       $ 43,276          $ 61,636
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  35,847            27,294
   General and administrative
      (Note 2)                                    19,129            21,513
                                                --------          --------
                                                $ 98,252          $110,443
                                                --------          --------

NET INCOME                                      $ 47,852          $ 84,335
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    478          $    843
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 47,374          $ 83,492
                                                ========          ========
NET INCOME PER UNIT                             $   6.23          $  10.99
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $303,284          $487,762
   Interest                                        5,724             5,974
                                                --------          --------
                                                $309,008          $493,736

COST AND EXPENSES:
   Oil and gas production                       $ 87,502          $104,965
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  68,921           114,983
   General and administrative
      (Note 2)                                    49,560            53,965
                                                --------          --------
                                                $205,983          $273,913
                                                --------          --------

NET INCOME                                      $103,025          $219,823
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,030          $  2,198
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $101,995          $217,625
                                                ========          ========
NET INCOME PER UNIT                             $  13.42          $  28.64
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997

                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $103,025          $219,823
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                68,921           114,983
      Decrease in accrued oil and
        gas sales                                  3,934            98,745
      Increase (decrease) in accounts
        payable                                      170         (   7,863)
                                                --------          --------
      Net cash provided by operating
        activities                              $176,050          $425,688
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 39,171          $    125
                                                --------          --------
   Net cash provided by investing
      activities                                $ 39,171          $    125
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($268,660)        ($575,700)
                                                --------          --------
   Net cash used by financing
      activities                               ($268,660)        ($575,700)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 53,439)        ($149,887)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           256,491           274,917
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $203,052          $125,030
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $19,129 and $21,513 respectively, of which $17,820 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $49,560 and $53,965 respectively, of which $35,640 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the six months ended June 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distributions paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $144,034         $191,964
      Oil and gas production expenses             $ 43,276         $ 61,636
      Barrels produced                                  74              166
      Mcf produced                                  76,336          107,633
      Average price/Bbl                           $  10.88         $  20.13
      Average price/Mcf                           $   1.88         $   1.75

      As shown in the table above, total oil and gas sales decreased $47,930 (25.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $2,000 and $55,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $9,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 92 barrels and 31,297 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production on several wells due to diminished reserves during the three months ended June 30, 1998. Average oil prices decreased to $10.88 per barrel for the three months ended June 30, 1998 from $20.13 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.88 per Mcf for the three months ended June 30, 1998 from $1.75 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,360 (29.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 30.0% for the three months ended June 30, 1998 from 32.1% for the three months ended June 30, 1997. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,553 (31.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998, and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 24.9% for the three months ended June 30, 1998 from 14.2% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $2,384 (11.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.3% for the three months ended June 30, 1998 from 11.2% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $303,284         $487,762
      Oil and gas production expenses             $ 87,502         $104,965
      Barrels produced                                 206              223
      Mcf produced                                 155,956          220,110
      Average price/Bbl                           $  13.29         $  21.19
      Average price/Mcf                           $   1.93         $   2.19

      As shown in the table above, total oil and gas sales decreased $184,478 (37.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $141,000 was related to a decrease in the volumes of gas sold, while approximately $1,000 and $42,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 17 barrels and 64,154 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production on several wells due to diminished reserves during the six months ended June 30, 1998 and (ii) the shutting-in of one well during a portion of the six months ended June 30, 1998 to perform a workover in order to improve the recovery of reserves. Average oil and gas prices decreased to $13.29 per barrel and $1.93 per Mcf, respectively, for the six months ended June 30, 1998 from $21.19 per barrel and $2.19 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,463 (16.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes due to the decrease in oil and gas sales discussed above and (ii) a decrease in lease operating expenses due to the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, which decreases were partially offset by workover expenses incurred on two wells during the six months ended June 30, 1998 in order to increase the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 28.9% for the six months ended June 30, 1998 from 21.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the workover expenses discussed above and the decrease in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $46,062 (40.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 22.7% for the six months ended June 30, 1998 and 23.6% for the six months ended June 30, 1997.

      General and administrative expenses decreased $4,405 (8.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 16.3% for the six months ended June 30, 1998 from 11.1% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.