Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1998-11-04
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                                   0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 44,584         $256,491
   Accrued oil and gas sales                       83,341          143,325
                                                 --------         --------
      Total current assets                       $127,925         $399,816

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           329,402          486,277

DEFERRED CHARGE                                    26,705           26,705
                                                 --------         --------
                                                 $484,032         $912,798
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  8,304         $  8,036
   Gas imbalance payable                            2,985           23,034
                                                 --------         --------
      Total current liabilities                  $ 11,289         $ 31,070

ACCRUED LIABILITY                                $141,941         $141,941

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 76 units                      $  3,308         $  7,398
   Limited Partners, issued and
      outstanding, 7,600 units                    327,494          732,389
                                                 --------         --------
      Total Partners' capital                    $330,802         $739,787
                                                 --------         --------
                                                 $484,032         $912,798
                                                 ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $194,188          $221,508
   Interest                                        3,329             2,189
                                                --------          --------
                                                $197,517          $223,697

COSTS AND EXPENSES:
   Oil and gas production                       $ 44,812          $ 35,985
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  69,042            39,703
   General and administrative
      (Note 2)                                    19,973            21,356
                                                --------          --------
                                                $133,827          $ 97,044
                                                --------          --------

NET INCOME                                      $ 63,690          $126,653
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    637          $  1,267
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 63,053          $125,386
                                                ========          ========
NET INCOME PER UNIT                             $   8.30          $  16.50
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $497,472          $709,270
   Interest                                        9,053             8,163
                                                --------          --------
                                                $506,525          $717,433

COSTS AND EXPENSES:
   Oil and gas production                       $132,314          $140,950
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 137,963           154,686
   General and administrative
      (Note 2)                                    69,533            75,321
                                                --------          --------
                                                $339,810          $370,957
                                                --------          --------

NET INCOME                                      $166,715          $346,476
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,667          $  3,465
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $165,048          $343,011
                                                ========          ========
NET INCOME PER UNIT                             $  21.72          $  45.14
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                  1998             1997
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $166,715          $346,476
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               137,963           154,686
      Decrease in accrued oil and
        gas sales                                 59,984            91,765
      Increase (decrease) in accounts
        payable                                      268         (   7,402)
      Decrease in gas imbalance
        payable                                (  20,049)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $344,881          $585,525
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 18,912          $  3,778
   Additions to oil and gas
      properties                                       -         (     752)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 18,912          $  3,026
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($575,700)        ($729,220)
                                                --------          --------
   Net cash used by financing
      activities                               ($575,700)        ($729,220)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($211,907)        ($140,669)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           256,491           274,917
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 44,584          $134,248
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $19,973 and $21,356 respectively, of which $17,820 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $69,533 and $75,321 respectively, of which $53,460 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the nine months ended September 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distributions paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $194,188         $221,508
      Oil and gas production expenses             $ 44,812         $ 35,985
      Barrels produced                                  53              148
      Mcf produced                                  95,960          138,168
      Average price/Bbl                           $  15.08         $  18.67
      Average price/Mcf                           $   2.02         $   1.58

      As shown in the table above, total oil and gas sales decreased $27,320 (12.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $67,000 was related to a decrease in the volumes of gas sold, which decrease was partially offset by an increase of approximately $41,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 95 barrels and 42,208 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from a purchaser's negative prior period volume adjustment during the three months ended September 30, 1998 on one well which was sold in early 1998. Average oil prices decreased to $15.08 per barrel for the three months ended September 30, 1998 from $18.67 per barrel for the three months ended September 30, 1997. Average gas prices increased to $2.02 per Mcf for the three months ended September 30, 1998 from $1.58 per Mcf for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,827 (24.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from an operator's negative prior period lease operating expense adjustment one well during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 23.1% for the three months ended September 30, 1998 from 16.2% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $29,339 (73.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from a decrease in oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 35.6% for the three months ended September 30, 1998 from 17.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,383 (6.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.3% for the three months ended September 30, 1998 and 9.6% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $497,472         $709,270
      Oil and gas production expenses             $132,314         $140,950
      Barrels produced                                 259              371
      Mcf produced                                 251,916          358,278
      Average price/Bbl                           $  13.65         $  20.19
      Average price/Mcf                           $   1.96         $   1.96

      As shown in the table above, total oil and gas sales decreased $211,798 (29.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease approximately $208,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 112 barrels and 106,362 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) a purchaser's negative prior period volume adjustment during the nine months ended September 30, 1998 on one well which was sold in early 1998, (ii) a purchaser's positive prior period volume adjustment on one significant well during the nine months ended September 30, 1997, and (iii) the normal decline in production due to diminishing reserves. Average oil prices decreased to $13.65 per barrel for the nine months ended September 30, 1998 from $20.19 per barrel for the nine months ended September 30, 1997. Average gas prices remained constant at $1.96 per Mcf for the nine months ended September 30, 1998 and the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,636 (6.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by an increase in lease operating expenses due to workover expenses incurred on two wells during the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 26.6% for the nine months ended September 30, 1998 from 19.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the workover expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,723 (10.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. These decreases were partially offset by an increase in depreciation, depletion, and amortization due to a decrease in oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 27.7% for the nine months ended September 30, 1998 from 21.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997.

      General and administrative expenses decreased $5,788 (7.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.0% for the nine months ended September 30, 1998 from 10.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 4, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 4, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.