Form 10-Q
period 1999-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1999-08-02
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1999                                 0-12052



                         DYCO OIL AND GAS PROGRAM 1983-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                           41-1451945
(State or other jurisdiction        (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $100,073         $133,429
   Accrued oil and gas sales                       72,422           70,919
                                                 --------         --------
      Total current assets                       $172,495         $204,348

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           306,560          367,820

DEFERRED CHARGE                                    36,744           36,744
                                                 --------         --------
                                                 $515,799         $608,912
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  6,982         $  5,774
   Gas imbalance payable                            7,689            7,689
                                                 --------         --------
      Total current liabilities                  $ 14,671         $ 13,463

ACCRUED LIABILITY                                $129,083         $138,999

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  3,721         $  4,565
   Limited Partners, issued and
      outstanding, 7,600 Units                    368,324          451,885
                                                 --------         --------
      Total Partners' capital                    $372,045         $456,450
                                                 --------         --------
                                                 $515,799         $608,912
                                                 ========         ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $92,485           $144,034
   Interest                                         446              2,070
                                                -------           --------
                                                $92,931           $146,104

COSTS AND EXPENSES:
   Oil and gas production                       $23,286           $ 43,276
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,549             35,847
   General and administrative
      (Note 2)                                   19,011             19,129
                                                -------           --------
                                                $49,846           $ 98,252
                                                -------           --------

NET INCOME                                      $43,085           $ 47,852
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   431           $    478
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $42,654           $ 47,374
                                                =======           ========
NET INCOME PER UNIT                             $  5.61           $   6.23
                                                =======           ========
UNITS OUTSTANDING                                 7,676              7,676
                                                =======           ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $195,691          $303,284
   Interest                                        2,067             5,724
                                                --------          --------
                                                $197,758          $309,008

COSTS AND EXPENSES:
   Oil and gas production                       $ 47,104          $ 87,502
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  32,361            68,921
   General and administrative
      (Note 2)                                    49,178            49,560
                                                --------          --------
                                                $128,643          $205,983
                                                --------          --------

NET INCOME                                      $ 69,115          $103,025
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    691          $  1,030
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 68,424          $101,995
                                                ========          ========
NET INCOME PER UNIT                             $   9.00          $  13.42
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 69,115          $103,025
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                32,361            68,921
      (Increase) decrease in accrued
        oil and gas sales                      (   1,503)            3,934
      Increase in accounts payable                 1,208               170
      Decrease in accrued liability            (   9,916)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $ 91,265          $176,050
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 28,899          $ 39,171
                                                --------          --------
   Net cash provided by investing
      activities                                $ 28,899          $ 39,171
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($153,520)        ($268,660)
                                                --------          --------
   Net cash used by financing
      activities                               ($153,520)        ($268,660)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 33,356)        ($ 53,439)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           133,429           256,491
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $100,073          $203,052
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1999 and 1998 the Program incurred such expenses totaling $19,011 and $19,129, respectively, of which $17,820 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the Program incurred such expenses totaling $49,178 and $49,560, respectively, of which $35,640 was paid each period to Dyco and its affiliates.

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

      The Programs Statement of Cash Flows for the six months ended June 30, 1999 includes proceeds from the sale of oil and gas properties during the second quarter of 1999. These proceeds will be included in the 1983-1 Program's future cash distributions.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded during the first half of 1999 primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  -------          --------
      Oil and gas sales                           $92,485          $144,034
      Oil and gas production expenses             $23,286          $ 43,276
      Barrels produced                                148                74
      Mcf produced                                 49,847            76,336
      Average price/Bbl                           $ 14.95          $  10.88
      Average price/Mcf                           $  1.81          $   1.88

      As shown in the table above, total oil and gas sales decreased $51,549 (35.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $50,000 was related to a decrease in volumes of gas sold and approximately $3,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 74 barrels, while volumes of gas sold decreased 26,489 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to the curtailment of sales during the three months ended June 30, 1999 on one significant well due to the Program's overproduced gas balancing position in that well. Average oil prices increased to $14.95 per barrel for the three months ended June 30, 1999 from $10.88 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.81 per Mcf for the three months ended June 30, 1999 from $1.88 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,990 (46.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) workover expenses incurred on one well during the three months ended June 30, 1998 in order to improve the recovery of reserves, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. This decrease was partially offset by an increase in compression expenses on one well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 25.2% for the three months ended June 30, 1999 from 30.0% for the three months ended June 30, 1998. This percentage decrease was primarily due to the 1998 workover expenses, partially offset by the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,298 (78.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.2% for the three months ended June 30, 1999 from 24.9% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $118 (0.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 20.6% for the three months ended June 30, 1999 from 13.3% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $195,691         $303,284
      Oil and gas production expenses             $ 47,104         $ 87,502
      Barrels produced                                 228              206
      Mcf produced                                 118,040          155,956
      Average price/Bbl                           $  13.61         $  13.29
      Average price/Mcf                           $   1.63         $   1.93

      As shown in the table above, total oil and gas sales decreased $107,593 (35.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $73,000 was related to a decrease in volumes of gas sold and approximately $35,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 22 barrels, while volumes of gas sold decreased 37,916 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to the curtailment of sales during the six months ended June 30, 1999 on one significant well due to the Program's overproduced gas balancing position in that well. Average oil prices increased to $13.61 per barrel for the six months ended June 30, 1999 from $13.29 per barrel for the six months ended June 30, 1998. Average gas prices decreased to $1.63 per Mcf for the six months ended June 30, 1999 from $1.93 per Mcf for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,398 (46.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) workover expenses incurred on two wells during the six months ended June 30, 1998 in order to improve the recovery of reserves, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the six months ended June 30, 1999 from 28.9% for the six months ended June 30, 1998. This percentage decrease was primarily due to the 1998 workover expenses, partially offset by the decrease in the average price of gas sold.
      Depreciation, depletion, and amortization of oil and gas properties decreased $36,560 (53.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an upward revision in the estimate of remaining gas reserves at December 31,

      1998. As a percentage of oil and gas sales, this expense decreased to 16.5% for the six months ended June 30, 1999 from 22.7% for the six months ended June 30, 1998. This percentage decrease was primarily due to the upward revision in the estimate of remaining gas reserves at December 31, 1998.

      General and administrative expenses decreased $382 (0.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 25.1% for the six months ended June 30, 1999 from 16.3% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Program, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, Dyco does not believe that these risks will be material to the Program's operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Program.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Program operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Program. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Program with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 2, 1999        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 2, 1999        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.