Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1983-1
filed 1999-11-03
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                           Commission File Number
 September 30, 1999                                    0-12052



                         DYCO OIL AND GAS PROGRAM 1983-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1451945
(State or other jurisdiction              (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $147,146         $133,429
   Accrued oil and gas sales                       85,578           70,919
                                                 --------         --------
      Total current assets                       $232,724         $204,348

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           301,162          367,820

DEFERRED CHARGE                                    36,744           36,744
                                                 --------         --------
                                                 $570,630         $608,912
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  8,121         $  5,774
   Gas imbalance payable                            7,689            7,689
                                                 --------         --------
      Total current liabilities                  $ 15,810         $ 13,463

ACCRUED LIABILITY (Note 1)                       $124,344         $138,999

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  4,305         $  4,565
   Limited Partners, issued and
      outstanding, 7,600 Units                    426,171          451,885
                                                 --------         --------
      Total Partners' capital                    $430,476         $456,450
                                                 --------         --------
                                                 $570,630         $608,912
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $126,371          $194,188
   Interest                                        1,313             3,329
                                                --------          --------
                                                $127,684          $197,517

COSTS AND EXPENSES:
   Oil and gas production                       $ 39,582          $ 44,812
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   9,776            69,042
   General and administrative
      (Note 2)                                    19,895            19,973
                                                --------          --------
                                                $ 69,253          $133,827
                                                --------          --------

NET INCOME                                      $ 58,431          $ 63,690
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    584          $    637
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 57,847          $ 63,053
                                                ========          ========
NET INCOME PER UNIT                             $   7.62          $   8.30
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $322,062          $497,472
   Interest                                        3,380             9,053
                                                --------          --------
                                                $325,442          $506,525

COSTS AND EXPENSES:
   Oil and gas production                       $ 86,686          $132,314
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  42,137           137,963
   General and administrative
      (Note 2)                                    69,073            69,533
                                                --------          --------
                                                $197,896          $339,810
                                                --------          --------

NET INCOME                                      $127,546          $166,715
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,275          $  1,667
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $126,271          $165,048
                                                ========          ========
NET INCOME PER UNIT                             $  16.62          $  21.72
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $127,546          $166,715
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                42,137           137,963
      (Increase) decrease in accrued
        oil and gas sales                      (  14,659)           59,984
      Increase in accounts payable                 2,347               268
      Decrease in gas imbalance
        payable                                        -         (  20,049)
      Decrease in accrued liability            (  14,655)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $142,716          $344,881
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 28,104          $ 18,912
   Additions to oil and gas properties         (   3,583)                -
                                                --------          --------
   Net cash provided by investing
      activities                                $ 24,521          $ 18,912
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($153,520)        ($575,700)
                                                --------          --------
   Net cash used by financing
      activities                               ($153,520)        ($575,700)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 13,717         ($211,907)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           133,429           256,491
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $147,146          $ 44,584
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

      ACCRUED LIABILITY
      -----------------

      The Accrued Liability at September 30, 1999 and December 31, 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf at December 31, 1998. At September 30, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 367,446 Mcf, resulting in accrued lease operating expenses of $124,344. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 410,754 Mcf, resulting in accrued lease operating expenses of $138,999.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $19,895 and $19,973, respectively, of which $17,820 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $69,073 and $69,533, respectively, of which $53,460 was paid each period to Dyco and its affiliates.

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

      The Programs Statement of Cash Flows for the nine months ended September 30, 1999 includes proceeds from the sale of oil and gas properties during the second quarter of 1999. These proceeds will be included in the 1983-1 Program's future cash distributions.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $126,371         $194,188
      Oil and gas production expenses             $ 39,582         $ 44,812
      Barrels produced                                  76               53
      Mcf produced                                  54,792           95,960
      Average price/Bbl                           $  20.13         $  15.08
      Average price/Mcf                           $   2.28         $   2.02

      As shown in the table above, total oil and gas sales decreased $67,817 (34.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $83,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $14,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 23 barrels, while volumes of gas sold decreased 41,168 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to the curtailment of sales during the three months ended September 30, 1999 on two wells due to the Program's overproduced gas balancing position in those wells, which decreases were partially offset by a negative prior period volume adjustment made by the operator on one well during the three months ended September 30, 1998. Average oil and gas prices increased to $20.13 per barrel and $2.28 per Mcf, respectively, for the three months ended September 30, 1999 from $15.08 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,230 (11.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, which decreases were partially offset by an increase in compression expenses on one well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses increased to 31.3% for the three months ended September 30, 1999 from 23.1% for the three months ended September 30, 1998. This percentage increase was primarily due to the increased compression expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $59,266 (85.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1998, (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, and (iii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.7% for the three months ended September 30, 1999 from 35.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 15.7% for the three months ended September 30, 1999 from 10.3% for the three months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $322,062         $497,472
      Oil and gas production expenses             $ 86,686         $132,314
      Barrels produced                                 304              259
      Mcf produced                                 172,832          251,916
      Average price/Bbl                           $  15.24         $  13.65
      Average price/Mcf                           $   1.84         $   1.96

      As shown in the table above, total oil and gas sales decreased $175,410 (35.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $155,000 was related to a decrease in volumes of gas sold and approximately $21,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 45 barrels, while volumes of gas sold decreased 79,084 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to the curtailment of sales during the nine months ended September 30, 1999 on two wells due to the Program's overproduced gas balancing position in those wells, which decreases were partially offset by a negative prior period volume adjustment made by the operator on one well during the nine months ended September 30, 1998. Average oil prices increased to $15.24 per barrel for the nine months ended September 30, 1999 from $13.65 per barrel for the nine months ended September 30, 1998. Average gas prices decreased to $1.84 per Mcf for the nine months ended September 30, 1999 from $1.96 per Mcf for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $45,628 (34.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) workover expenses incurred on one well during the nine months ended September 30, 1998 in order to improve the recovery of reserves, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by an increase in compression expenses on one well during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses remained relatively constant at 26.9% for the nine months ended September 30, 1999 and 26.6% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $95,826 (69.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998, and (iii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 13.1% for the nine months ended September 30, 1999 from 27.7% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 21.4% for the nine months ended September 30, 1999 from 14.0% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Program.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                              (Registrant)

                              BY:   DYCO PETROLEUM CORPORATION
                                    General Partner


Date:  November 3, 1999       By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999       By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.