Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 2000-08-02
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                 0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2000            1999
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $118,601         $ 76,244
   Accrued oil and gas sales                      114,070           86,041
                                                 --------         --------
      Total current assets                       $232,671         $162,285

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           244,412          276,130

DEFERRED CHARGE                                    24,035           24,035
                                                 --------         --------
                                                 $501,118         $462,450
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,518         $  5,739
   Gas imbalance payable                           20,865           20,865
                                                 --------         --------
      Total current liabilities                  $ 26,383      $ 26,604

ACCRUED LIABILITY                                $122,199         $122,199

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  3,526         $  3,137
   Limited Partners, issued and
      outstanding, 7,600 Units                    349,010          310,510
                                                 --------         --------
      Total Partners' capital                    $352,536         $313,647
                                                 --------         --------
                                                 $501,118         $462,450
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------          -------

REVENUES:
   Oil and gas sales                            $155,559          $92,485
   Interest                                          645              446
   Gain on sale of oil and gas
      properties                                  90,019                -
                                                --------          -------
                                                $248,223          $92,931

COSTS AND EXPENSES:
   Oil and gas production                       $ 27,748          $23,286
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,981            7,549
   General and administrative
      (Note 2)                                    15,939           19,011
                                                --------          -------
                                                $ 47,668          $49,846
                                                --------          -------

NET INCOME                                      $200,555          $43,085
                                                ========          =======
GENERAL PARTNER (1%) - net income               $  2,006          $   431
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $198,549          $42,654
                                                ========          =======
NET INCOME PER UNIT                             $  26.13          $  5.61
                                                ========          =======
UNITS OUTSTANDING                                  7,676            7,676
                                                ========          =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $291,844          $195,691
   Interest                                        4,060             2,067
   Gain on sale of oil and gas
      properties                                  90,019                 -
                                                --------          --------
                                                $385,923          $197,758

COSTS AND EXPENSES:
   Oil and gas production                       $ 57,131          $ 47,104
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  20,203            32,361
   General and administrative
      (Note 2)                                    39,420            49,178
                                                --------          --------
                                                $116,754          $128,643
                                                --------          --------

NET INCOME                                      $269,169          $ 69,115
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,692          $    691
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $266,477          $ 68,424
                                                ========          ========
NET INCOME PER UNIT                             $  35.07          $   9.00
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $269,169          $ 69,115
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                20,203            32,361
      Gain on sale of oil and gas
        properties                             (  90,019)                -
      Increase in accrued oil and
        gas sales                              (  28,029)        (   1,503)
      Increase (decrease) in accounts
        payable                                (     221)            1,208
      Decrease in accrued liability                    -         (   9,916)
                                                --------          --------
   Net cash provided by operating
      activities                                $171,103          $ 91,265
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $101,534          $ 28,899
                                                --------          --------
   Net cash provided by investing
      activities                                $101,534          $ 28,899
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($230,280)        ($153,520)
                                                --------          --------
   Net cash used by financing
      activities                               ($230,280)        ($153,520)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 42,357         ($ 33,356)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            76,244           133,429
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $118,601          $100,073
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The 1983-1 Program sold three wells during the six months ended June 30, 2000 for $100,787 representing approximately 4% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 39%, significantly altering the 1983-1 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $15,939 and $19,011, respectively, of which $14,409 and $17,820, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $39,420 and $49,178, respectively, of which $28,818 and $35,640, respectively, were paid each period to Dyco and its affiliates.

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

      The Programs Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. Approximately $40,000 of these proceeds were included in the Program's cash distributions paid in June 2000. The remaining proceeds will be included in future cash distributions for the Program.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                    2000            1999
                                                  --------         -------
      Oil and gas sales                           $155,559         $92,485
      Oil and gas production expenses             $ 27,748         $23,286
      Barrels produced                                  40             148
      Mcf produced                                  50,047          49,847
      Average price/Bbl                           $  23.15         $ 14.95
      Average price/Mcf                           $   3.09         $  1.81

      As shown in the table above, total oil and gas sales increased $63,074 (68.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was related to an increase in the average price of gas sold. Volumes of oil sold decreased 108 barrels, while volumes of gas sold increased 200 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Average oil and gas prices increased to $23.15 per barrel and $3.09 per Mcf, respectively, for the three months ended June 30, 2000 from $14.95 per barrel and $1.81 per Mcf, respectively, for the three months ended June 30, 1999.

      The 1983-1 Program sold three wells during the six months ended June 30, 2000 for $100,787. The sold wells represented approximately 4% of the Program's total reserves. The proceeds from the sale would have reduced the net book value of the oil and gas properties by 39%, significantly altering the 1983-1 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,462 (19.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.8% for the three months ended June 30, 2000 from 25.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,568 (47.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended June 30, 2000 from 8.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,072 (16.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the three months ended June 30, 2000 from 20.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                              Six Months Ended June 30,
                                              -------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $291,844         $195,691
      Oil and gas production expenses             $ 57,131         $ 47,104
      Barrels produced                                 125              228
      Mcf produced                                 109,480          118,040
      Average price/Bbl                           $  25.70         $  13.61
      Average price/Mcf                           $   2.64         $   1.63

      As shown in the table above, total oil and gas sales increased $96,153 (49.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $110,000 was related to an increase in the average price of gas sold, partially offset by approximately $14,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 103 barrels and 8,560 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $25.70 per barrel and $2.64 per Mcf, respectively, for the six months ended June 30, 2000 from $13.61 per barrel and $1.63 per Mcf, respectively, for the six months ended June 30, 1999.


      The 1983-1 Program sold three wells during the six months ended June 30, 2000 for $100,787. The sold wells represented approximately 4% of the Program's total reserves. The proceeds from the sale would have reduced the net book value of the oil and gas properties by 39%, significantly altering the 1983-1 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,027 (21.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) repair and maintenance expenses incurred on one well during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the six months ended June 30, 2000 from 24.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,158 (37.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 6.9% for the six months ended June 30, 2000 from 16.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $9,758 (19.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the six months ended June 30, 2000 from 25.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 2, 2000        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 2, 2000        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.