Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1983-1
filed 2000-11-08
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2000                              0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                        Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,     December 31,
                                                   2000              1999
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $102,772         $ 76,244
   Accrued oil and gas sales                      124,692           86,041
                                                 --------         --------
      Total current assets                       $227,464         $162,285

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           232,183          276,130

DEFERRED CHARGE                                    24,035           24,035
                                                 --------         --------
                                                 $483,682         $462,450
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,831         $  5,739
   Gas imbalance payable                           20,865           20,865
                                                 --------         --------
      Total current liabilities                  $ 26,696         $ 26,604

ACCRUED LIABILITY                                $122,199         $122,199

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  3,348         $  3,137
   Limited Partners, issued and
      outstanding, 7,600 Units                    331,439          310,510
                                                 --------         --------
      Total Partners' capital                    $334,787         $313,647
                                                 --------         --------
                                                 $483,682         $462,450
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         --------

REVENUES:
   Oil and gas sales                            $199,131         $126,371
   Interest                                        2,149            1,313
                                                --------         --------
                                                $201,280         $127,684

COSTS AND EXPENSES:
   Oil and gas production                       $ 35,290         $ 39,582
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  12,229            9,776
   General and administrative
      (Note 2)                                    17,990           19,895
                                                --------         --------
                                                $ 65,509         $ 69,253
                                                --------         --------

NET INCOME                                      $135,771         $ 58,431
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,357         $    584
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $134,414         $ 57,847
                                                ========         ========
NET INCOME PER UNIT                             $  17.68         $   7.62
                                                ========         ========
UNITS OUTSTANDING                                  7,676            7,676
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $490,975          $322,062
   Interest                                        6,209             3,380
   Gain on sale of oil and gas
      properties                                  90,019                 -
                                                --------          --------
                                                $587,203          $325,442

COSTS AND EXPENSES:
   Oil and gas production                       $ 92,421          $ 86,686
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  32,432            42,137
   General and administrative
      (Note 2)                                    57,410            69,073
                                                --------          --------
                                                $182,263          $197,896
                                                --------          --------

NET INCOME                                      $404,940          $127,546
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  4,049          $  1,275
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $400,891          $126,271
                                                ========          ========
NET INCOME PER UNIT                             $  52.75          $  16.62
                                                ========          ========
UNITS OUTSTANDING                                  7,676             7,676
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $404,940          $127,546
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                32,432            42,137
      Gain on sale of oil and gas
        properties                             (  90,019)                -
      Increase in accrued oil and
        gas sales                              (  38,651)        (  14,659)
      Increase in accounts payable                    92             2,347
      Decrease in accrued liability                    -         (  14,655)
                                                --------          --------
   Net cash provided by operating
      activities                                $308,794          $142,716
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $101,534          $ 28,104
   Additions to oil and gas properties                 -         (   3,583)
                                                --------          --------
   Net cash provided by investing
      activities                                $101,534          $ 24,521
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($383,800)        ($153,520)
                                                --------          --------
   Net cash used by financing
      activities                               ($383,800)        ($153,520)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 26,528          $ 13,717

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            76,244           133,429
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $102,772          $147,146
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The Program sold three wells during the nine months ended September 30, 2000 for $100,787 representing approximately 4% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 39%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $17,990 and $19,895, respectively, of which $14,409 and $17,820, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $57,410 and $69,073, respectively, of which $43,227 and $53,460, respectively, were paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production. The Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in the Program's cash distributions paid in June and September of 2000.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $199,131        $126,371
      Oil and gas production expenses             $ 35,290        $ 39,582
      Barrels produced                                  42              76
      Mcf produced                                  55,814          54,792
      Average price/Bbl                           $  39.93        $  20.13
      Average price/Mcf                           $   3.54        $   2.28

      As shown in the table above, total oil and gas sales increased $72,760 (57.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $70,000 was related to an increase in the average price of gas sold.
      Volumes of oil sold decreased 34 barrels, while volumes of gas sold increased 1,022 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Average oil and gas prices increased to $39.93 per barrel and $3.54 per Mcf, respectively, for the three months ended September 30, 2000 from $20.13 per barrel and $2.28 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,292 (10.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to a decrease in (i) compression expenses on one well and (ii) repair and maintenance expenses on two other wells during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.7% for the three months ended September 30, 2000 from 31.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,453 (25.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 6.1% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,905 (9.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 2000 from 15.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.




      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $490,975         $322,062
      Oil and gas production expenses             $ 92,421         $ 86,686
      Barrels produced                                 167              304
      Mcf produced                                 165,294          172,832
      Average price/Bbl                           $  29.28         $  15.24
      Average price/Mcf                           $   2.94         $   1.84

      As shown in the table above, total oil and gas sales increased $168,913 (52.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 137 barrels and 7,538 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $29.28 per barrel and $2.94 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.24 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1999.

      The Program sold three wells during the nine months ended September 30, 2000 for $100,787. The sold wells represented approximately 4% of the Program's total reserves. The proceeds from the sale would have reduced the net book value of the oil and gas properties by 39%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,735 (6.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales, which increase was partially offset by a decrease in compression expenses on one well during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the nine months ended September 30, 2000 from 26.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.


      Depreciation, depletion, and amortization of oil and gas properties decreased $9,705 (23.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 6.6% for the nine months ended September 30, 2000 from 13.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $11,663 (16.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 11.7% for the nine months ended September 30, 2000 from 21.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1983-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.