Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 2001-08-08
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                                 0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001           2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 72,754         $ 89,472
   Accrued oil and gas sales                      101,340          131,531
                                                 --------         --------
      Total current assets                       $174,094         $221,003

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           190,726          235,790

DEFERRED CHARGE                                    22,923           22,923
                                                 --------         --------
                                                 $387,743         $479,716
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,217         $  4,737
   Gas imbalance payable                            6,249            6,249
                                                 --------         --------
      Total current liabilities                  $ 11,466         $ 10,986

ACCRUED LIABILITY                                $118,280         $118,280

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  2,580         $  3,505
   Limited Partners, issued and
      outstanding, 7,600 Units                    255,417          346,945
                                                 --------         --------
      Total Partners' capital                    $257,997         $350,450
                                                 --------         --------
                                                 $387,743         $479,716
                                                 ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $159,473         $155,559
   Interest                                        1,519            2,645
   Gain on sale of oil and gas
      properties                                       -           90,019
                                                --------         --------
                                                $160,992         $248,223

COSTS AND EXPENSES:
   Oil and gas production                       $ 29,003         $ 27,748
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,273            3,981
   General and administrative
      (Note 2)                                    16,122           15,939
                                                --------         --------
                                                $ 71,398         $ 47,668
                                                --------         --------

NET INCOME                                      $ 89,594         $200,555
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    895         $  2,006
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 88,699         $198,549
                                                ========         ========
NET INCOME PER UNIT                             $  11.68         $  26.13
                                                ========         ========
UNITS OUTSTANDING                                  7,676            7,676
                                                ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $438,323         $291,844
   Interest                                        3,111            4,060
   Gain on sale of oil and gas
      properties                                       -           90,019
                                                --------         --------
                                                $441,434         $385,923

COSTS AND EXPENSES:
   Oil and gas production                       $ 63,958         $ 57,131
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  44,479           20,203
   General and administrative
      (Note 2)                                    41,650           39,420
                                                --------         --------
                                                $150,087         $116,754
                                                --------         --------

NET INCOME                                      $291,347         $269,169
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  2,913         $  2,692
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $288,434         $266,477
                                                ========         ========
NET INCOME PER UNIT                             $  37.96         $  35.07
                                                ========         ========
UNITS OUTSTANDING                                  7,676            7,676
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $291,347          $269,169
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                44,479            20,203
      Gain on sale of oil and gas
        properties                                     -         (  90,019)
      (Increase) decrease in accrued
        oil and gas sales                         30,191         (  28,029)
      Increase (decrease) in accounts
        payable                                      480         (     221)
                                                --------          --------
   Net cash provided by operating
      activities                                $366,497          $171,103
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    585          $101,534
                                                --------          --------
   Net cash provided by investing
      activities                                $    585          $101,534
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($383,800)        ($230,280)
                                                --------          --------
   Net cash used by financing
      activities                               ($383,800)        ($230,280)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 16,718)         $ 42,357

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            89,472            76,244
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 72,754          $118,601
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The 1983-1 Program sold three wells during the six months ended June 30, 2000 for $100,787 representing approximately 4% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 39%, significantly altering the 1983-1 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale oil and gas properties of $90,019 was recognized.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $16,122 and $15,939, respectively, of which $14,409 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $41,650 and $39,420, respectively, of which $28,818 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. Approximately $40,000 of these proceeds were included in the Program's cash distributions paid in June 2000. The remaining proceeds were included in the Program's cash distributions paid in September 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $159,473        $155,559
      Oil and gas production expenses             $ 29,003        $ 27,748
      Barrels produced                                  41              40
      Mcf produced                                  39,832          50,047
      Average price/Bbl                           $  27.37        $  23.15
      Average price/Mcf                           $   3.98        $   3.09

      As shown in the table above, total oil and gas sales increased $3,914 (2.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $35,000 was related to an increase in the average price of gas sold. This increase was substantially offset by a decrease of approximately $32,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1 barrel, while volumes of gas sold decreased 10,215 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of one well during mid 2000. Average oil and gas prices increased to $27.37 per barrel and $3.98 per Mcf, respectively, for the three months ended June 30, 2001 from $23.15 per barrel and $3.09 per Mcf, respectively, for the three months ended June 30, 2000.

      The Program sold three wells during the three months ended June 30, 2000 for $100,787. The sold wells represented approximately 4% of the Program's total reserves. The proceeds from the sale would have reduced the net book value of the oil and gas properties by 39%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized. No such sales occurred during 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,255 (4.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2001 and (ii) repair and maintenance expenses incurred on another well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 18.2% for the three months ended June 30, 2001 from 17.8% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,292 (560.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 16.5% for the three months ended June 30, 2001 from 2.6% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $183 (1.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.1% for the three months ended June 30, 2001 and 10.2% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $438,323        $291,844
      Oil and gas production expenses             $ 63,958        $ 57,131
      Barrels produced                                  41             125
      Mcf produced                                  82,654         109,480
      Average price/Bbl                           $  27.66        $  25.70
      Average price/Mcf                           $   5.29        $   2.64

      As shown in the table above, total oil and gas sales increased $146,479 (50.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $219,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $71,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 84 barrels and 26,826 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the sale of one well during mid 2000, and (iii) the receipt of a reduced percentage of sales on one well during the six months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil and gas prices increased to $27.66 per barrel and $5.29 per Mcf, respectively, for the six months ended June 30, 2001 from $25.70 per barrel and $2.64 per Mcf, respectively, for the six months ended June 30, 2000.

      The Program sold three wells during the six months ended June 30, 2000 for $100,787. The sold wells represented approximately 4% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 39%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized. No such sales occurred during 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,827 (11.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) repair and maintenance expenses incurred on one well during the six months ended June 30, 2000 and (ii) the sale of one well during mid 2000. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the six months ended June 30, 2001 from 19.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $24,276 (120.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 10.1% for the six months ended June 30, 2001 from 6.9% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,230 (5.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the six months ended June 30, 2001 from 13.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer