Form 10-K405
period 2001-12-31
DYCO OIL & GAS PROGRAM 1983-1
filed 2002-03-26
CIK 719958

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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


                               TABLE OF CONTENTS

PART I......................................................................3
     ITEM 1.     BUSINESS...................................................3
     ITEM 2.     PROPERTIES.................................................7
     ITEM 3.     LEGAL PROCEEDINGS.........................................11
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......11

PART II....................................................................11
     ITEM 5.     MARKET FOR THE REGISTRANT'S  LIMITED  PARTNERSHIP  UNITS
                 AND RELATED LIMITED PARTNER MATTERS.......................11
     ITEM 6.     SELECTED FINANCIAL DATA...................................12
     ITEM 7.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                 CONDITION  AND  RESULTS  OF OPERATIONS....................14
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK.........................................19
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............20
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.......................34

PART III...................................................................34
     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........34
     ITEM 11.    EXECUTIVE COMPENSATION....................................35
     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT................................................38
     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............38

PART IV....................................................................40
    ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K................................................40

SIGNATURES.................................................................42

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 95.6% of the Program's oil and gas revenues during the year ended December 31, 2001. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Program's oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Insurance Coverage

      The Program is subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Program maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Program, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the financial condition and results of operations.


ITEM 2.           PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 2001.

                              Well Statistics(1)
                            As of December 31, 2001

                 Gross productive wells(2):
                    Oil                                    -
                    Gas                                   16
                                                          --
                      Total                               16

                 Net productive wells(3):
                    Oil                                    -
                    Gas                                 2.28
                                                        ----
                      Total                             2.28
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


      Drilling Activities

      The Program participated in no drilling activities during the year ended December 31, 2001.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.


                               Net Production Data

                                            Year Ended December 31,
                                    --------------------------------------
                                      2001           2000           1999
                                    --------       --------       --------
Production:
   Oil (Bbls)(1)                          90            162            385
   Gas (Mcf)(2)                      124,717        220,014        231,266

Oil and gas sales:
   Oil                              $  2,263       $  4,678       $  6,533
   Gas                               583,820        707,608        455,514
                                     -------        -------        -------

     Total                          $586,083       $712,286       $462,047
                                     =======        =======        =======

Total direct operating
   expenses(3)                      $110,911       $135,782       $148,255
                                     =======        =======        =======

Direct operating expenses
      as a percentage of oil
     and gas sales                     18.9%          19.1%          32.1%

Average sales price:
      Per barrel of oil               $25.14         $28.88         $16.97
      Per Mcf of gas                    4.68           3.22           1.97

Direct operating expenses
      per equivalent Mcf of
      gas(4)                          $  .89         $  .61         $  .63

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

      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than what such estimates and values would have been if oil and gas prices remained unchanged from December 31, 2000 to December 31, 2001. The prices used in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 2001 will actually be realized for such production.

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


                               Proved Reserves and
                                Net Present Value
                              From Proved Reserves

                          As of December 31, 2001(1)

            Estimated proved reserves:
               Gas (Mcf)                                882,588
               Oil and liquids (Bbls)                     1,272

            Net present value
               (discounted at 10% per annum)           $723,487

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


      Significant Properties

      As of December 31, 2001, the Program's properties consist of 16 gross (2.28 net) productive wells. The Program also owns a non-working interest in an additional 3 wells. Affiliates of the Program operate 14 (74%) of its total wells. All of the Program's properties are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

      There were no matters submitted to a vote of the limited partners during 2001.


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

                                 Repurchase           Cash
                                    Price         Distributions
                                 ----------       -------------

         2000:
           First Quarter           $ 80                $ -
           Second Quarter            80                 30
           Third Quarter            103                 20
           Fourth Quarter            83                 20

         2001:
           First Quarter           $ 63                $25
           Second Quarter            38                 25
           Third Quarter            110                  -
           Fourth Quarter           110                 25

         2002:
           First Quarter           $ 85                $ -



      As of March 1, 2002, the Program has 7,600 Units outstanding and approximately 2,200 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA


      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                                December 31,
                                      -----------------------------------------------------------------
                                        2001          2000          1999           1998          1997
                                      --------      --------      --------       --------      --------
Summary of Operations:
   Oil and gas sales                  $586,083      $712,286      $462,047       $670,950      $970,752
   Total revenues                      591,152       810,402       467,513        680,566       981,003

   Lease operating
     expenses                           65,578        87,942       114,199        129,506       176,430
   Production taxes                     45,333        47,840        34,056         47,724        72,976
   General and administrative
     expenses                           74,936        73,396        88,144         88,278        94,713
   Depreciation, depletion,
     and amortization of oil
     and gas properties                 61,932        27,101        66,877        122,695       195,461

   Net income                          343,373       574,123       164,237        292,363       441,423
     per Unit                            44.73         74.79         21.40          38.09         57.51
   Cash distributions                  575,700       537,320       307,040        575,700       729,220
     per Unit                               75            70            40             75            95

Summary Balance Sheet Data:
   Total assets                        278,597       479,716       462,450        608,912       912,798
   Partners' capital                   118,123       350,450       313,647        456,450       739,787



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors which are beyond the
control  of  the  Partnerships.   These  factors  include  worldwide   political
instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Program's oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $126,203 (17.7%) in 2001 as compared to 2000. Of this decrease, approximately $306,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $183,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 72 barrels and 95,297 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments on two wells during 2000, and (iii) the sale of three wells during mid 2000. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one well during 2001. Average oil prices decreased to $25.14 per barrel in 2001 from $28.88 per barrel in 2000. Average gas prices increased to $4.68 per Mcf in 2001 from $3.22 per Mcf in 2000.

      The Program sold three wells in 2000 for $100,787. The sold wells represented approximately 4% of the Program's total reserves. The proceeds from the sale would have reduced the net book value of the oil and gas properties by 39%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 4% and a gain on sale of oil and gas properties of $90,019 was recognized. No such material sales occurred in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,871 (18.3%) in 2001 as compared to 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in repair and maintenance expenses incurred on one well during 2001 as compared to 2000. These decreases were partially offset by (i) compression expenses first being incurred on one well during 2001 and (ii) a positive prior period lease operating expense adjustment made by the operator on another well during 2001. As a percentage of oil and gas sales, these expenses decreased to 18.9% in 2001 from 19.1% in 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $34,831 (128.5%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.6% in 2001 from 3.8% in 2000. This percentage increase was
primarily  due  to  the  dollar  increase  in   depreciation,   depletion,   and
amortization.

      General and administrative expenses increased $1,540 (2.1%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 12.8% in 2001 from 10.3% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.


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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the Program's proved reserve quantities at December 31, 2001 would have remaining lives of approximately 7.1 years for gas reserves and 14.1 years for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

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

      The Program's Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 include proceeds from the sale of oil and gas properties. These proceeds were included in the Program's first cash distribution following receipt of the proceeds. It is possible that the Program's future repurchase values and the amount or likelihood of future cash distributions could be reduced as a result of the disposition of these properties.

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


      New Accounting Pronouncements

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1983-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 26, 2002

                           DYCO OIL AND GAS PROGRAM
                          1983-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                      2001          2000
                                                    --------      --------
CURRENT ASSETS:
   Cash and cash equivalents                        $ 45,685      $ 89,472
   Accrued oil and gas sales                          47,613       131,531
   Accounts Receivable - General
     Partner (Note 2)                                 35,942          -
                                                     -------       -------
     Total current assets                           $129,240      $221,003

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                              133,507       235,790

DEFERRED CHARGE                                       15,850        22,923
                                                     -------       -------
                                                    $278,597      $479,716
                                                     =======       =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                 $  6,098      $  4,737
   Gas imbalance payable                              66,096         6,249
                                                     -------       -------
     Total current liabilities                      $ 72,194      $ 10,986

ACCRUED LIABILITY                                   $ 88,280      $118,280

PARTNERS' CAPITAL:
   General Partner, 76 general partner
     Units                                          $  1,182      $  3,505
   Limited Partners, issued and
     outstanding, 7,600 Units                        116,941       346,945
                                                     -------       -------
     Total Partners' capital                        $118,123      $350,450
                                                     -------       -------

                                                    $278,597      $479,716
                                                     =======       =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1983-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999


                                        2001          2000        1999
                                      --------      --------    --------
REVENUES:
   Oil and gas sales                  $586,083      $712,286    $462,047
   Interest                              5,069         8,097       5,466
   Gain on sale of oil and
     gas properties                        -          90,019        -
                                       -------       -------     -------
                                      $591,152      $810,402    $467,513

COSTS AND EXPENSES:
   Lease operating                    $ 65,578      $ 87,942    $114,199
   Production taxes                     45,333        47,840      34,056
   Depreciation, depletion,
     and amortization of oil
     and gas properties                 61,932        27,101      66,877
   General and administrative           74,936        73,396      88,144
                                       -------       -------     -------

                                      $247,779      $236,279    $303,276
                                       -------       -------     -------

NET INCOME                            $343,373      $574,123    $164,237
                                       =======       =======     =======
GENERAL PARTNER (1%) -
  NET INCOME                          $  3,434      $  5,741    $  1,642
                                       =======       =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                         $339,939      $568,382    $162,595
                                       =======       =======     =======

NET INCOME per Unit                   $  44.73      $  74.79    $  21.40
                                       =======       =======     =======

UNITS OUTSTANDING                        7,676         7,676       7,676
                                       =======       =======     =======



                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1983-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2001, 2000, and 1999


                                   General       Limited
                                   Partner       Partners          Total
                                   --------     ----------       ----------

Balances at Dec. 31, 1998           $4,565       $451,885         $456,450
   Cash distributions              ( 3,070)     ( 303,970)       ( 307,040)
   Net income                        1,642        162,595          164,237
                                     -----        -------          -------

Balances at Dec. 31, 1999           $3,137       $310,510         $313,647
   Cash distributions              ( 5,373)     ( 531,947)       ( 537,320)
   Net income                        5,741        568,382          574,123
                                     -----        -------          -------

Balances at Dec. 31, 2000           $3,505       $346,945         $350,450
   Cash distributions              ( 5,757)     ( 569,943)       ( 575,700)
   Net income                        3,434        339,939          343,373
                                     -----        -------          -------

Balances at Dec. 31, 2001           $1,182       $116,941         $118,123
                                     =====        =======          =======


                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1983-1 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                           2001           2000          1999
                                        ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $343,373       $574,123      $164,237
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                         61,932         27,101        66,877
     Gain on sale of oil and gas
       Properties                            -         (  90,019)         -
     (Increase) decrease in accrued
        oil and gas sales                  83,918      (  45,490)    (  15,122)
     Decrease in deferred charge            7,073          1,112        12,709
     Increase (decrease) in accounts
       payable                              1,361      (   1,002)    (      35)
     Increase (decrease) in gas
        imbalance payable                  59,847      (  14,616)       13,176
     Decrease in accrued liability      (  30,000)     (   3,919)    (  16,800)
                                          -------        -------       -------
   Net cash provided by operating
     activities                          $527,504       $447,290      $225,042
                                          -------        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                  $  4,409       $103,258      $ 28,104
   Additions to oil and gas properties       -              -        (   3,291)
                                          -------        -------       -------
   Net cash provided by
     investing activities                $  4,409       $103,258      $ 24,813
                                          -------        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($575,700)     ($537,320)    ($307,040)
                                          -------        -------       -------
   Net cash used by financing
     activities                         ($575,700)     ($537,320)    ($307,040)
                                          -------        -------       -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                 ($ 43,787)      $ 13,228     ($ 57,185)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     89,472         76,244       133,429
                                          -------        -------       -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $ 45,685       $ 89,472      $ 76,244
                                          =======        =======       =======


                     The accompanying notes are an integral
                       part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 1, 1983. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 3,764 (49.5%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on a composite gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999 were $0.54, $0.12, and $0.29, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 41,020 Mcf, resulting in prepaid lease operating expenses of $15,850. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 59,324 Mcf, resulting in prepaid lease operating expenses of $22,923.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 228,467 Mcf, resulting in accrued lease operating expenses of $88,280. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 306,108 Mcf, resulting in accrued lease operating expenses of $118,280.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001, total sales exceeded the Program's share of estimated total gas reserves on two wells by $66,096 (44,064 Mcf). At December 31, 2000, total sales exceeded the Program's share of estimated total gas reserves on one well by $6,249 (4,166 Mcf). These amounts were recorded as gas imbalance payables in accordance with the sales method.


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


      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $74,936, $73,396, and $88,144, respectively, of which $57,636, $57,636, and $71,280, respectively, were paid each year to Dyco and its affiliates.

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

      Accounts Receivable - General Partner

            The Accounts Receivable - General Partner at December 31, 2001 represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.

3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 2001, 2000, and 1999:


            Purchaser                 2001       2000       1999
            ---------                 -----      -----      -----

            El Paso Energy
              Marketing Company       95.6%      93.1%      92.2%

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:


                                                     December 31,
                                            -------------------------------
                                                2001              2000
                                            -------------     -------------

      Proved properties                      $35,450,015       $35,490,366

      Less accumulated depre-
         ciation, depletion,
         amortization, and
         valuation allowance                ( 35,316,508)     ( 35,254,576)
                                              ----------        ----------

      Net oil and gas properties             $   133,507       $   235,790
                                              ==========        ==========

      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999, were as follows:

                                                    December 31,
                                           ------------------------------
                                            2001       2000         1999
                                           ------     ------       ------

      Development costs                    $  -       $  -         $3,291


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                     2001                       2000                       1999
                             ----------------------     ----------------------     --------------------
                               Oil          Gas           Oil          Gas           Oil        Gas
                             (Bbls)        (Mcf)        (Bbls)        (Mcf)        (Bbls)      (Mcf)
                             -------    -----------     -------    -----------     -------   -----------

Proved reserves,
   beginning of year          1,095       967,455        3,185      1,170,297       1,862    1,303,728

Revisions of previous
   estimates                    295        63,977       (  430)        51,578       1,708      100,157

Sale of reserves             (   28)     ( 24,127)      (1,498)    (   34,406)        -     (    2,322)

Production                   (   90)     (124,717)      (  162)    (  220,014)     (  385)  (  231,266)
                              -----       -------        -----      ---------       -----    ---------

Proved reserves,
   end of year                1,272       882,588        1,095        967,455       3,185    1,170,297
                              =====       =======        =====      =========       =====    =========

Proved developed reserves:
   Beginning of year          1,095       967,455        3,185      1,170,297       1,862    1,303,728
                              -----       -------        -----      ---------       -----    ---------
   End of year                1,272       882,588        1,095        967,455       3,185    1,170,297
                              =====       =======        =====      =========       =====    =========



            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $15.78 per barrel and $2.23 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

           Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1983-1 Program
                               -------------------

                                                 2001
                        ------------------------------------------------------
                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                        ---------      ---------      ---------      ---------

Total Revenues          $280,442       $160,992       $ 94,545       $ 55,173
Gross Profit (1)         245,487        131,989         71,327         31,438
Net Income               201,753         89,594         16,458         35,568
Limited Partners'
   Net Income
   Per Unit                26.28          11.68           2.14           4.63


                                                2000
                         ----------------------------------------------------
                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                        ---------      ---------      ---------      ---------

Total Revenues          $137,700       $248,223       $201,280       $223,199
Gross Profit (1)         108,317        220,475        165,990        179,838
Net Income                68,614        200,555        135,771        169,183
Limited Partners'
   Net Income
   Per Unit                 8.94          26.13          17.68          22.04




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

            NAME              AGE          POSITION WITH DYCO
      ----------------        ---    --------------------------------
      Dennis R. Neill          50         President and Director

      Craig D. Loseke          33         Chief Financial Officer

      Judy K. Fox              51         Secretary

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

     Craig D. Loseke joined Samson in 1990 and was named Chief Financial Officer of Dyco on November 15, 2001. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of Tulsa. He is a Certified Public Accountant and Certified Management Accountant. Mr. Loseke also serves as Vice President of Financial and Operational Reporting of Samson Investment Company.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2001:


             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2001

Type of Compensation/Reimbursement(1)                     Expense
-------------------------------------           -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
Compensation:
   Operations                                     (2)        (2)        (2)

Reimbursements:
   General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)            $57,636    $57,636    $71,280

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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2001:



                                         Salary Reimbursements
                                  Three Years Ended December 31, 2001

                                                            Long Term Compensation
                                                       ----------------------------------
                            Annual Compensation                Awards             Payouts
                        ----------------------------   -----------------------    -------
                                                                       Securi-
                                                Other                   ties                  All
     Name                                       Annual    Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position        Year      ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------    ----    -------    -------   -------   ----------   --------    -------   -------

Dennis R. Neill,
President(1)       1999      -           -         -           -            -          -        -
                   2000      -           -         -           -            -          -        -
                   2001      -           -         -           -            -          -        -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1999    $43,538       -         -           -            -          -        -
                   2000    $34,207       -         -           -            -          -        -
                   2001    $32,000       -         -           -            -          -        -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2002, by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                       Number of
                                                         Units
                                                      Beneficially
                                                     Owned (Percent
             Beneficial Owner                        of Outstanding)
      -------------------------------               -----------------

      Samson Resources Company                        3,769  (49.6%)

      All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)                         3,769  (49.6%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 50% of the Program's outstanding Units as of March 1, 2002, making the Program a 50% subsidiary of Resources. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Program as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are filed as part of this report:

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


                  ------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

                                    DYCO OIL AND GAS PROGRAM 1983-1
                                    LIMITED PARTNERSHIP

                                    By: DYCO PETROLEUM CORPORATION
                                        General Partner

                                        March 26, 2002


                                    By:   //s//Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill        President and               March 26, 2002
      -------------------         Director (Principal
         Dennis R. Neill          Executive Officer)

      //s//Craig D. Loseke        Chief Financial             March 26, 2002
      -------------------         Officer (Principal
         Craig D. Loseke          Financial and
                                  Accounting Officer)

      //s//Judy K. Fox            Secretary                   March 26, 2002
      -------------------
         Judy K. Fox

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