Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1983-1
filed 2002-05-07
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2002                                0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1451945
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002            2001
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $109,842         $ 45,685
   Accrued oil and gas sales                       41,322           47,613
   Accounts receivable - General
      Partner (Note 2)                                  -           35,942
                                                 --------         --------
      Total current assets                       $151,164         $129,240

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           127,290          133,507

DEFERRED CHARGE                                    15,850           15,850
                                                 --------         --------
                                                 $294,304         $278,597
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 10,873         $  6,098
   Gas imbalance payable                           66,096           66,096
                                                 --------         --------
      Total current liabilities                  $ 76,969         $ 72,194

ACCRUED LIABILITY                                $ 88,280         $ 88,280

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  1,291         $  1,182
   Limited Partners, issued and
      outstanding, 7,600 Units                    127,764          116,941
                                                 --------         --------
      Total Partners' capital                    $129,055         $118,123
                                                 --------         --------
                                                 $294,304         $278,597
                                                 ========         ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         --------

REVENUES:
   Oil and gas sales                             $69,976         $278,850
   Interest                                          295            1,592
                                                 -------         --------
                                                 $70,271         $280,442

COSTS AND EXPENSES:
   Oil and gas production                        $29,764         $ 34,955
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,217           18,206
   General and administrative
      (Note 2)                                    23,358           25,528
                                                 -------         --------
                                                 $59,339         $ 78,689
                                                 -------         --------

NET INCOME                                       $10,932         $201,753
                                                 =======         ========
GENERAL PARTNER (1%) - net income                $   109         $  2,018
                                                 =======         ========
LIMITED PARTNERS (99%) - net income              $10,823         $199,735
                                                 =======         ========
NET INCOME PER UNIT                              $  1.42         $  26.28
                                                 =======         ========
UNITS OUTSTANDING                                  7,676            7,676
                                                 =======         ========







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 10,932          $201,753
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 6,217            18,206
      (Increase) decrease in accrued
        oil and gas sales                          6,291         (   9,926)
      Increase (decrease) in accounts
        payable                                    4,775         (     301)
                                                --------          --------
   Net cash provided by operating
      activities                                $ 28,215          $209,732
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 35,942          $    375
                                                --------          --------
   Net cash provided by investing
      activities                                $ 35,942          $    375
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($191,900)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($191,900)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 64,157          $ 18,207

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            45,685            89,472
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $109,842          $107,679
                                                ========          ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2002 and 2001, the Program incurred such expenses totaling $23,358 and $25,528, respectively, of which $14,409 was paid each period to Dyco and its affiliates.

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

      The Program's Statements of Cash Flows for the three months ended March 31, 2002 include proceeds from the sale of certain oil and gas properties. These proceeds will be included in the Program's future cash distributions.

      There can be no assurance as to the amount of the Program's future cash distributions. The Program's ability to make cash distributions depends primarily upon the level of available cash flow generated by the Program's operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Program, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Program is not replacing production through acquisitions of production properties and drilling.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                   2002             2001
                                                  -------         --------
      Oil and gas sales                           $69,976         $278,850
      Oil and gas production expenses             $29,764         $ 34,955
      Barrels produced                                  -                -
      Mcf produced                                 36,583           42,822
      Average price/Bbl                           $     -         $      -
      Average price/Mcf                           $  1.91         $   6.51

      As shown in the table above, total oil and gas sales decreased $208,874 (74.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $168,000 was related to a decrease in the average price of gas sold and (ii) $41,000 was related to a decrease in volumes of gas sold. Volumes of gas sold decreased 6,239 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
      (ii) the receipt of a reduced percentage of sales on two wells during the three months ended March 31, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold. Average gas prices decreased to $1.91 per Mcf for the three months ended March 31, 2002 from $6.51 per Mcf for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,191 (14.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by a positive prior period lease operating expense adjustment on one well during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 42.5% for the three months ended March 31, 2002 from 12.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,989 (65.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decrease in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 8.9% for the three months ended March 31, 2002 from 6.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses decreased $2,170 (8.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 33.4% for the three months ended March 31, 2002 from 9.2% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2002                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer