Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1983-1
filed 2002-08-05
CIK 719958

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                          Commission File Number
   June 30, 2002                                      0-12052



                       DYCO OIL AND GAS PROGRAM 1983-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1451945
(State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or                               Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $140,579         $ 45,685
   Accrued oil and gas sales                       56,799           47,613
   Accounts receivable - General
      Partner (Note 2)                                  -           35,942
                                                 --------         --------
      Total current assets                       $197,378         $129,240

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           126,190          133,507

DEFERRED CHARGE                                    15,850           15,850
                                                 --------         --------
                                                 $339,418         $278,597
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 25,461         $  6,098
   Gas imbalance payable                           66,096           66,096
                                                 --------         --------
      Total current liabilities                  $ 91,557         $ 72,194

ACCRUED LIABILITY                                $ 88,280         $ 88,280

PARTNERS' CAPITAL:
   General Partner, 76 general
      partner units                              $  1,597         $  1,182
   Limited Partners, issued and
      outstanding, 7,600 Units                    157,984          116,941
                                                 --------         --------
      Total Partners' capital                    $159,581         $118,123
                                                 --------         --------
                                                 $339,418         $278,597
                                                 ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         --------

REVENUES:
   Oil and gas sales                             $81,555         $159,473
   Interest                                          418            1,519
                                                 -------         --------
                                                 $81,973         $160,992

COSTS AND EXPENSES:
   Oil and gas production                        $27,892         $ 29,003
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,573           26,273
   General and administrative
      (Note 2)                                    15,982           16,122
                                                 -------         --------
                                                 $51,447         $ 71,398
                                                 -------         --------

NET INCOME                                       $30,526         $ 89,594
                                                 =======         ========
GENERAL PARTNER (1%) - net income                $   306         $    895
                                                 =======         ========
LIMITED PARTNERS (99%) - net income              $30,220         $ 88,699
                                                 =======         ========
NET INCOME PER UNIT                              $  3.98         $  11.68
                                                 =======         ========
UNITS OUTSTANDING                                  7,676            7,676
                                                 =======         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         --------

REVENUES:
   Oil and gas sales                            $151,531         $438,323
   Interest                                          713            3,111
                                                --------         --------
                                                $152,244         $441,434

COSTS AND EXPENSES:
   Oil and gas production                       $ 57,656         $ 63,958
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  13,790           44,479
   General and administrative
      (Note 2)                                    39,340           41,650
                                                --------         --------
                                                $110,786         $150,087
                                                --------         --------

NET INCOME                                      $ 41,458         $291,347
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    415         $  2,913
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 41,043         $288,434
                                                ========         ========
NET INCOME PER UNIT                             $   5.40         $  37.96
                                                ========         ========
UNITS OUTSTANDING                                  7,676            7,676
                                                ========         ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 41,458          $291,347
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                13,790            44,479
      (Increase) decrease in accrued
        oil and gas sales                      (   9,186)           30,191
      Increase in accounts payable                19,363               480
                                                --------          --------
   Net cash provided by operating
      activities                                $ 65,425          $366,497
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 35,942          $    585
   Additions to oil and gas properties         (   6,473)                -
                                                --------          --------
   Net cash provided by investing
      activities                                $ 29,469          $    585
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($383,800)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($383,800)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 94,894         ($ 16,718)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            45,685            89,472
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $140,579          $ 72,754
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1983-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1983-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2002 and 2001, the Program incurred such expenses totaling $15,982 and $16,122, respectively, of which $14,409 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the Program incurred such expenses totaling $39,340 and $41,650, respectively, of which $28,818 was paid each period to Dyco and its affiliates.

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


3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed a notice letter (the "Notice") to the limited partners of its election to terminate the Program effective
      October 31, 2002 pursuant to the terms of the Partnership Agreement governing the Program (the "Agreement") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreement and under the Act, the Notice will cause dissolution of the Program ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Program may elect to reconstitute the Program with a new general partner as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnership with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Program with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreement, withdraw their limited partner interests in any or all of the Program's properties by taking their share of the Program's properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Program, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Program. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreement, a majority in interest of the limited partners may vote to reconstitute the Program and continue its activities as a partnership with a newly appointed general partner. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 49% of the Program's units. It is expected that they would vote "no" on any vote to reconstitute the Program.

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


TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Program effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Program. However, as described in Item 5 there is a possibility that the Program will be reconstituted. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Program is terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. However, during the six months ended June 30, 2002, capital expenditures for the Program totaled $6,473. These expenditures were primarily due to a successful workover of the Kiker-Amoco #1-6 well located in Hemphill County, Texas, in which the Program owns an interest of approximately 37.4%. There should not be any further material capital resource commitments in the future. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The Program's Statement of Cash Flows for the six months ended June 30, 2002 includes proceeds from the sale of certain oil and gas properties during the fourth quarter of 2001. These proceeds will be included in the Program's future cash distributions.

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

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                  -------         --------
      Oil and gas sales                           $81,555         $159,473
      Oil and gas production expenses             $27,892         $ 29,003
      Barrels produced                                  6               41
      Mcf produced                                 28,083           39,832
      Average price/Bbl                           $ 26.00         $  27.37
      Average price/Mcf                           $  2.90         $   3.98

      As shown in the table above, total oil and gas sales decreased $77,918 (48.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $47,000 was related to a decrease in volumes of gas sold and (ii) $30,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 35 barrels and 11,749 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the receipt of a reduced percentage of sales on one well during the three months ended June 30, 2002 due to gas balancing, and (iii) the sale of another well during mid 2001. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, therby continuing to contribute to a decrease in volumes of gas sold. Average oil and gas prices decreased to $26.00 per barrel and $2.90 per Mcf, respectively, for the three months ended June 30, 2002 from $27.37 per barrel and $3.98 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,111 (3.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on one well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 34.2% for the three months ended June 30, 2002 from 18.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,700 (71.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.3% for the three months ended June 30, 2002 from 16.5% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 19.6% for the three months ended June 30, 2002 from 10.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $151,531        $438,323
      Oil and gas production expenses             $ 57,656        $ 63,958
      Barrels produced                                   6              41
      Mcf produced                                  64,666          82,654
      Average price/Bbl                           $  26.00        $  27.66
      Average price/Mcf                           $   2.34        $   5.29

      As shown in the table above, total oil and gas sales decreased $286,792 (65.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $191,000 was related to a decrease in the average price of gas sold and (ii) $95,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 35 barrels and 17,988 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June
      30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the receipt of a reduced percentage of sales on one well during the six months ended June 30, 2002 due to gas balancing, and (iii) the sale of another well during mid 2001. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold. Average oil and gas prices decreased to $26.00 per barrel and $2.34 per Mcf, respectively, for the three months ended June 30, 2002 from $27.66 per barrel and $5.29 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,302 (9.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) workover expenses incurred on one well during the six months ended June 30, 2002 and (ii) a positive prior period lease operating expense adjustment on another well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 38.0% for the six months ended June 30, 2002 from 14.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,689 (69.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.1% for the six months ended June 30, 2002 from 10.1% for the six months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,310 (5.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 26.0% for the six months ended June 30, 2002 from 9.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed a notice letter (the "Notice") to the limited partners of its election to terminate the Program effective
      October 31, 2002 pursuant to the terms of the Partnership Agreement governing the Program (the "Agreement") and the Minnesota Revised Limited Partnership Act (the "Act"). A copy of the Notice is attached to this Quarterly Report on Form 10-Q as an Exhibit.

      As provided in the Agreement and under the Act, the Notice will cause dissolution of the Program ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Program may elect to reconstitute the Program with a new general partner as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnership with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Program with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreement, withdraw their limited partner interests in any or all of the Program's properties by taking their share of the Program's properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Program, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Program. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreement, a majority in interest of the limited partners may vote to reconstitute the Program and continue its activities as a partnership with a newly appointed general partner. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 49% of the Program's units. It is expected that they would vote "no" on any vote to reconstitute the Program.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the Program's limited partners dated July 31, 2002.

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Program.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1983-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002               By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002               By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer